Form 10-K
period 2001-12-31
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2002-03-28
CIK 1128250

                            WASHINGTON, DC   20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:                    COMMISSION FILE NUMBER:
    December 31, 2001                                 333-59424

                    MBNA AMERICA BANK, NATIONAL ASSOCIATION
                               on behalf of the
                      MBNA MASTER CREDIT CARD TRUST II
                                                (Issuer of the Collateral Certificate)
                                                                AND THE
                                                  MBNA CREDIT CARD MASTER NOTE TRUST
                                    (Issuer of the MBNASeries Class A, Class B, and Class C notes)
            (Exact name of registrant as specified in its charter)

   United States of America                                  51-0331-454
 (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                              Wilmington, DE. 19884-0781
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                              (800) 362-6255
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                             None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED  TO BE FILED BY SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE
SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                              Yes  [X]      No  [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association ("MBNA") is the originator of the MBNA Master Credit Card Trust II and is seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 2001-D Supplement  (the
"2001-D Supplement"), dated as of May 24, 2001, with the Agreement and the 2001-D Supplement providing for the issuance of the Series
2001-D Collateral Certificate (the "Certificate"). MBNA is the originator of the MBNA Credit Card Master Note Trust and is beneficiary under the Indenture (the "Indenture") and the MBNAseries Indenture Supplement (the "Indenture Supplement") each dated as of May 24, 2001, and the Class B(2001-1) Terms Document, Class C(2001-1) Terms Document, Class A(2001-1) Terms Document, Class
C(2001-3) Terms Document, Class A(2001-2) Terms Document, Class A(2001-3) Terms Document, Class B(2001-2) Terms Document, Class
C(2001-4) Terms Document, Class A(2001-4) Terms Document, Class A(2001-5) Terms Document and Class C(2001-5) Terms Document
(together, the "Terms Documents"), dated as of May 24, 2001, May 24, 2001, May 31, 2001, July 25, 2001, July 26, 2001, August 8,
2001, September 6, 2001, September 6, 2001, September 27, 2001, November 8, 2001, and December 11, 2001, respectively, with the
Indenture, Indenture Supplement and Terms Documents providing for the issuance of the Class B(2001-1), Class C(2001-1), Class
A(2001-1), Class C(2001-3), Class A(2001-2), Class A(2001-3), Class B(2001-2), Class C(2001-4), Class A(2001-4), Class A(2001-5), and
Class C(2001-5)  Notes (together, the "Notes").  The Certificate and the Notes do not represent obligations of or interests in MBNA.
In November 1988, MBNA  made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance granted
MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

                                     PART I
                                     ------

Item 1.   Business
-------   --------

          Not Applicable

Item 2.   Properties
-------   ----------

          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------

          None

Item 4.   Submission Of Matters To A Vote Of Security Holders.
-------   ----------------------------------------------------

          None

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of
          Cede & Co., the nominee of The Depository Trust Company.

Item 6.   Selected Financial Data
-------   -----------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

             Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

          Not Applicable

Item 9.   Changes In And Disagreements With Accountants On Accounting
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Certificates of each Series representing investors' interests in the Trust are represented by one or more Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the
Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances.  Accordingly,
Cede & Co. is the sole holder of record of Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 2001.  Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.  At December 31, 2001, the following direct DTC participants held positions in Certificates representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Certificates of each Series outstanding on that date:

                                                                                                    Aggregate
                                                                                                    Amount of               Percentage

           Title                                                                                  Certificates                  Of
           Class                                         Name                                         Held                  Ownership
---------------              ----------------------------------------                                ----------------          ------------

      Class A(2001-1)        Bank of New York (The)                                                     $ 141,041,000                14.10%
                             Bankers Trust Company                                                        115,507,000                11.55%
                             Boston Safe Deposit and Trust Company                                        113,862,000                11.39%
                             JPMorgan Chase Bank                                                          186,303,000                18.63%
                             SSB - Trust Custody                                                           60,970,000                 6.10%
                             State Street Bank and Trust Company                                          102,400,000                10.24%

Class A(2001-2)              Bank of New York (The)                                                       110,000,000                22.00%
                             Deutsche Bank A.G., New York Branch                                          200,000,000                40.00%
                             JPMorgan Chase Bank                                                          170,000,000                34.00%

      Class A(2001-3)        The Bank of New York/Barclays Capital-London                                $ 50,000,000                 5.00%
                             Boston Safe Deposit and Trust Company                                        299,640,000                29.96%
                             Brown Brothers Harriman & CO.                                                 50,000,000                 5.00%
                             Citibank, N.A.                                                                75,000,000                 7.50%
                             JPMorgan Chase Bank                                                          120,000,000                12.00%
                             JPMorgan Chase Bank/CCSG                                                     146,000,000                14.60%
                             Morgan Stanley & CO. Incorporated                                             62,000,000                 6.20%
                             State Street Bank and Trust Company                                           75,000,000                 7.50%
                             United States Trust Company of New York                                       75,900,000                 7.59%

      Class A(2001-4)        Bank of New York (The)                                                     $ 168,600,000                16.86%
                             Boston Safe Deposit and Trust Company                                        192,300,000                19.23%
                             Citibank, N.A.                                                                60,875,000                 6.09%
                             Investors Bank & Trust Company                                                63,120,000                 6.31%
                             JPMorgan Chase Bank                                                          339,000,000                33.90%
                             Northern Trust Company (The)                                                  50,500,000                 5.05%
                             State Street Bank and Trust Company                                           81,180,000                 8.12%

      Class A(2001-5)        Citibank, N.A.                                                              $ 80,000,000                16.00%
                             JPMorgan Chase Bank                                                          390,000,000                78.00%

      Class B(2001-1)        Bank of New York (The)                                                      $ 42,000,000                16.80%
                             Boston Safe Deposit and Trust Company                                         65,000,000                26.00%
                             Bank of Tokyo-Mitsubishi Trust Company                                        15,000,000                 6.00%
                             JPMorgan Chase Bank                                                           40,000,000                16.00%
                             Lehman Brothers Bank, FSB                                                     29,000,000                11.60%
                             State Street Bank and Trust Company                                           56,000,000                22.40%

      Class B(2001-2)        Bank of New York (The)                                                      $ 70,000,000                28.00%
                             Boston Safe Deposit and Trust Company                                         75,000,000                30.00%
                             State Street Bank and Trust Company                                           90,000,000                36.00%

      Class C(2001-1)        Bank One Trust Company, N.A.                                                 $20,000,000                 8.00%
                             Boston Safe Deposit and Trust Company                                         50,000,000                20.00%
                             Bank of Tokyo-Mitsubishi Trust Company                                        47,500,000                19.00%
                             JPMorgan Chase Bank                                                           46,500,000                18.60%
                             JPMorgan Chase Bank/CCSG                                                      25,000,000                10.00%
                             LBI-Lehman Government Securities INC. (LBI)                                   25,000,000                10.00%

      Class C(2001-3)        Bank of New York (The)                                                      $ 33,057,000                 8.26%
                             Bank One Trust Company N.A./Public Employee Retirement                        25,000,000                 6.25%
                             Boston Safe Deposit and Trust Company                                         75,630,000                18.91%
                             Bank of Tokyo-Mitsubishi Trust Company                                        50,000,000                12.50%
                             JPMorgan Chase Bank                                                           23,920,000                 5.98%
                             Northern Trust Company (The)                                                  50,220,000                12.56%
                             State Street Bank and Trust Company                                           75,550,000                18.89%

      Class C(2001-4)        Bankers Trust Company                                                      $ 200,000,000                80.00%
                             Sumitomo Trust & Banking CO. (U.S.A.)                                         20,000,000                 8.00%

      Class C(2001-5)        Bankers Trust Company                                                       $ 75,700,000                50.47%
                             Bear, Stearns Securities Corp.                                                22,500,000                15.00%
                             ING Barings Corp.                                                             10,000,000                 6.67%
                             JPMorgan Chase Bank                                                           20,000,000                13.33%
                             State Street Bank and Trust Company                                           10,550,000                 7.03%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions

__________

          None

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

     3.   Exhibits:

99.01 Annual
Accountant’s reports including the attached MBNA Officer’s Certificate each dated August 15, 2001 with respect to MBNA Master Trust II and the MBNA
Credit Card Note Trust MBNA Series

      Class B(2001-1), Class C(2001-1), and Class A(2001-1).

The Annual
Accountant’s reports with respect to the MBNA Master Trust II and the MBNA
Credit Card Note Trust MBNA Series Class C(2001-2), Class A(2001-2), Class
A(2001-3), Class B(2001-2), Class C(2001-4), Class A(2001-4, Class A(2001-5),
and Class

         C(2001-5).
         is not required until August 31, 2002.

         99.02 Annual Servicer's Certificate dated August 15, 2001 with respect to the MBNA Master Trust II and the MBNA Credit Card
         Note Trust MBNA Series
      Class B (2001-1), Class C (2001-1), and Class A(2001-1).

The Annual Servicer’s
Certificate with respect to the MBNA Master Trust II and the MBNA Credit Card
Note Trust MBNA Series Class C(2001-2), Class A(2001-2), Class A(2001-3), Class
B(2001-2), Class C(2001-4), Class A(2001-4, Class A(2001-5), and Class

         C(2001-5).
         is not required until August 31, 2002.

(b) Three reports on Form
8-K were filed by the registrant for each month during the quarter ended
December 31, 2001. These reports filed on October 12 2001, November 14, 2001, and December 14, 2001 included the following:

         Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

(c)  See item 14(a) (3) above.

                                                              SIGNATURES

Pursuant to the
requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MBNA America Bank, National Association
                                    As originator of Trust Registrant

Date:  March 28, 2002               By: /s/  Christopher Harris

                                             Christopher Harris
                                             First Vice President