Form 10-K
period 2002-12-31
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2003-03-31
CIK 1128250

                                       UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549

                                  FORM 10-K

                (Mark One)
|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2002

                                                                  or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period ______________________________

Commission file number: 333-59424-02

                    MBNA AMERICA BANK, NATIONAL ASSOCIATION
                               on behalf of the
                                                  MBNA CREDIT CARD MASTER NOTE TRUST
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

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).  Yes |_|  No  |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

Registrant is not reporting as a corporate issuer.

                                                 Documents incorporated by reference:

                                           No documents are being incorporated by reference

                              INTRODUCTORY NOTE
                              -----------------

MBNA America Bank, National Association ("MBNA") is the originator of the MBNA Master Credit Card Trust II and is seller and servicer under the Pooling and Servicing Agreement (the "Agreement"), dated as of August 4, 1994, and the Series 2001-D Supplement  (the
"2001-D Supplement"), dated as of May 24, 2001, with the Agreement and the 2001-D Supplement providing for the issuance of the Series
2001-D Collateral Certificate (the "Certificate"). MBNA is the originator of the MBNA Credit Card Master Note Trust and is beneficiary under the Indenture (the "Indenture") and the MBNAseries Indenture Supplement (the "Indenture Supplement") each dated as of May 24, 2001, and the Terms Document for:

         Class A (2001-1) dated as of May 31, 2001
         Class A (2001-2) dated as of July 26, 2001
         Class A (2001-3) dated as of August 8, 2001
         Class A (2001-4) dated as of September 27, 2001
         Class A (2001-5) dated as of November 8, 2001
         Class A (2002-1) dated as of January 31, 2002
         Class A (2002-3) dated as of April 24, 2002
         Class A (2002-4) dated as of May 9, 2002
         Class A (2002-5) dated as of May 30, 2002
         Class A (2002-6) dated as of June 26, 2002
         Class A (2002-8) dated as of July 31, 2002
         Class A (2002-9) dated as of July 31, 2002
         Class A (2002-10) dated as of September 19, 2002
         Class A (2002-12) dated as of November 19, 2002
         Class A (2002-13) dated as of December 18, 2002
         Class B (2001-1) dated as of May 24, 2001
         Class B (2001-2) dated as of September 6, 2001
         Class B (2002-1) dated as of February 28, 2002
         Class B (2002-2) dated as of June 12, 2002
         Class B (2002-3) dated as of August 29, 2002
         Class B (2002-4) dated as of October 29, 2002
         Class C (2001-1) dated as of May 24, 2001
         Class C (2001-3) dated as of July 25, 2001
         Class C (2001-4) dated as of September 6, 2001
         Class C (2001-5) dated as of December 11, 2001
         Class C (2002-1) dated as of February 28, 2002
         Class C (2002-3) dated as of June 12, 2002
         Class C (2002-4) dated as of August 29, 2002
         Class C (2002-5) dated as of August 29, 2002
         Class C (2002-6) dated as of October 29, 2002
         Class C (2002-7) dated as of October 29, 2002

together the ("Terms Documents"), with the Indenture, Indenture Supplement and Terms Documents providing for the issuance of the
Class B(2001-1), Class C(2001-1), Class A(2001-1), Class C(2001-3), Class A(2001-2), Class A(2001-3), Class B(2001-2), Class
C(2001-4), Class A(2001-4), Class A(2001-5), and Class C(2001-5),Class A(2002-1), Class A(2002-3), Class A(2002-4), Class A(2002-5),
Class A(2002-6), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class
B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2002-4), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
Class C(2002-6), Class C(2002-7), Notes (together, the "Notes").  The Certificate and the Notes do not represent obligations of or interests in MBNA.  In November 1988, MBNA  made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance
granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

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

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of
          Cede and Co., the nominee of The Depository Trust Company.

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
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Notes of the MBNAseries represent investors' interests in the Trust are represented by one or more Notes registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Note representing such interest except in certain limited circumstances.  Accordingly,  Cede and Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at
December 31, 2002.  Such direct participants may hold Notes for their own accounts or for the accounts of their customers.  At
December 31, 2002, the following direct DTC participants held positions in Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Notes of each Series outstanding on that date. The information on DTC participants held positions is provided by DTC.

                                                                                                   Aggregate
                                                                                                   Amount of               Percentage

           Title                                                                                  Certificates                 Of
           Class                                         Name                                         Held                  Ownership
---------------              ----------------------------------------                               ----------------           ------------

       Series 2001-D
      Class A(2001-1)        Bank of New York (The)                                                    $ 218,033,000                 21.80%
                             Boston Safe Deposit and Trust Company                                       126,356,000                 12.64%
                             JPMorgan Chase Bank                                                         297,212,000                 29.72%
                             State Street Bank and Trust Company                                          81,192,000                  8.12%

Class A(2001-2)              Bank of New York (The)                                                      110,000,000                 22.00%
                             DBTC Americas/Deutsche Bank Frankfurt                                       180,000,000                 36.00%
                             JPMorgan Chase Bank                                                         170,000,000                 34.00%

      Class A(2001-3)        Bank of New York (The)                                                     $ 79,651,000                  7.97%
                             The Bank of New York/Barclays Capital-London                                 50,000,000                  5.00%
                             Boston Safe Deposit and Trust Company                                       255,165,000                 25.52%
                             Brown Brothers Harriman and Co.                                                53,000,000                  5.30%
                             Citibank, N.A.                                                               80,249,000                  8.02%
                             Citibank Dealer - Tax Exempt Operations                                      59,440,000                  5.94%
                             JPMorgan Chase Bank                                                         247,000,000                 24.70%
                             State Street Bank and Trust Company                                         132,580,000                 13.26%

      Class A(2001-4)        Bank of New York (The)                                                    $ 168,805,000                 16.88%
                             Boston Safe Deposit and Trust Company                                       190,715,000                 19.07%
                             Investors Bank and Trust Company                                               68,815,000                  6.88%
                             JPMorgan Chase Bank                                                         262,405,000                 26.24%
                             Merrill Lynch,Pierce,Fenner and Smith Safekeeping                              50,000,000                  5.00%
                             Northern Trust Company (The)                                                 67,390,000                  6.74%
                             State Street Bank and Trust Company                                         111,460,000                 11.15%

      Class A(2001-5)        Citibank, N.A.                                                             $ 55,000,000                 11.00%
                             JPMorgan Chase Bank                                                         375,000,000                 75.00%
                             U.S. Bank N.A.                                                              50,000,000                 10.00%

     Class A (2002-1)        Bank of New York (The)                                                    $ 247,775,000                 24.78%
                             Boston Safe Deposit and Trust Company                                       100,145,000                 10.01%
                             JPMorgan Chase Bank                                                         215,750,000                 21.58%
                             State Street Bank and Trust Company                                         106,990,000                 10.70%

     Class A (2002-3)        Bank of New York (The)                                                    $ 124,650,000                 16.62%
                             Citibank, N.A.                                                              100,000,000                 13.33%
                             JPMorgan Chase Bank                                                         459,800,000                 61.31%

     Class A (2002-4)        Bank of New York (The)                                                    $ 240,000,000                 24.00%
                             Boston Safe Deposit and Trust Company                                       165,655,000                 16.57%
                             Citibank, N.A.                                                               70,000,000                  7.00%
                             Deutsche Bank Trust Company Americas                                         75,110,000                  7.51%
                             JPMorgan Chase Bank                                                         190,000,000                 19.00%
                             State Street Bank and Trust Company                                         101,060,000                 10.11%

     Class A (2002-5)        Bank of New York (The)                                                     $ 44,500,000                  5.93%
                             Citibank, N.A.                                                              105,000,000                 14.00%
                             HSBC Bank and Trust Company(Delaware),N.A.                                     40,000,000                  5.33%
                             JPMorgan Chase Bank                                                         178,250,000                 23.77%
                             JPMorgan Chase Bank/CCS2                                                     70,000,000                  9.33%
                             State Street Bank and Trust Company                                          68,350,000                  9.11%
                             U.S. Bank N.A.                                                             132,000,000                 17.60%
                             Wells Fargo Bank Minnesota, N.A.                                             65,000,000                  8.67%

     Class A (2002-6)        Boston Safe Deposit and Trust Company                                     $ 216,956,000                 28.93%
                             JPMorgan Chase Bank                                                         222,624,000                 29.68%
                             Northern Trust Company (The)                                                 43,990,000                  5.87%
                             State Street Bank and Trust Company                                         102,460,000                 13.66%

     Class A (2002-8)        Bank of New York (The)                                                    $ 195,000,000                 48.75%
                             JPMorgan Chase Bank                                                         114,000,000                 28.50%
                             JPMorgan Chase Bank/CCS2                                                     25,000,000                  6.25%
                             Wells Fargo Bank Minnesota, N.A.                                             50,000,000                 12.50%

     Class A (2002-9)        Bank of New York (The)                                                     $ 79,000,000                 11.29%
                             Boston Safe Deposit and Trust Company                                        35,000,000                  5.00%
                             JPMorgan Chase Bank                                                         215,000,000                 30.71%
                             State Street Bank and Trust Company                                         360,000,000                 51.43%

     Class A(2002-10)        Bank of New York (The)                                                    $ 177,000,000                 17.70%
                             Citibank Dealer - Tax Exempt Operations                                     100,000,000                 10.00%
                             JPMorgan Chase Bank                                                         223,000,000                 22.30%
                             State Street Bank and Trust Company                                         189,000,000                 18.90%
                             U.S. Bank N.A.                                                             180,000,000                 18.00%

     Class A(2002-12)        Bank of New York (The)                                                    $ 331,830,000                 22.12%
                             Boston Safe Deposit and Trust Company                                       350,490,000                 23.37%
                             Citibank Dealer - Tax Exempt Operations                                     100,000,000                  6.67%
                             JPMorgan Chase Bank                                                         199,295,000                 13.29%
                             State Street Bank and Trust Company                                         365,240,000                 24.35%
                             UBS AG                                                                      120,000,000                  8.00%

     Class A(2002-13)        Boston Safe Deposit and Trust Company                                     $ 100,000,000                 20.00%
                             Citibank Dealer - Tax Exempt Operations                                     300,000,000                 60.00%
                             Wachovia Bank N.A. - Phila. Main                                             27,500,000                  5.50%

      Class B(2001-1)        Bank of New York (The)                                                     $ 51,150,000                 20.46%
                             Boston Safe Deposit and Trust Company                                        65,250,000                 26.10%
                             Bank of Tokyo-Mitsubishi Trust Company                                       15,000,000                  6.00%
                             JPMorgan Chase Bank                                                          60,000,000                 24.00%
                             State Street Bank and Trust Company                                          51,750,000                 20.70%

      Class B(2001-2)        Bank of New York (The)                                                     $ 70,000,000                 28.00%
                             Boston Safe Deposit and Trust Company                                        75,000,000                 30.00%
                             State Street Bank and Trust Company                                          90,000,000                 36.00%

      Class B(2002-1)        Bank of New York (The)                                                     $ 22,200,000                  8.88%
                             Boston Safe Deposit and Trust Company                                        79,400,000                 31.76%
                             Citibank, N.A.                                                               15,000,000                  6.00%
                             Deutsche Bank Trust Company Americas                                         70,420,000                 28.17%
                             JPMorgan Chase Bank                                                          42,000,000                 16.80%

      Class B(2002-2)        Boston Safe Deposit and Trust Company                                      $ 27,282,000                 10.91%
                             Deutsche Bank Trust Company Americas                                         15,921,000                  6.37%
                             JPMorgan Chase Bank                                                          12,675,000                  5.07%
                             Merrill Lynch,Pierce,Fenner and Smith Safekeeping                             67,834,000                 27.13%
                             State Street Bank and Trust Company                                         109,810,000                 43.92%

      Class B(2002-3)        Barclays Global Investors N.A./Investors Bank and Trust                     $ 150,000,000                 60.00%
                             Bank of Tokyo-Mitsubishi Trust Company                                       75,000,000                 30.00%
                             JPMorgan Chase Bank                                                          15,000,000                  6.00%

      Class B(2002-4)        Bank of Tokyo-Mitsubishi Trust Company                                    $ 150,000,000                 75.00%
                             Investors Bank and Trust Company                                               25,000,000                 12.50%
                             JPMorgan Chase Bank                                                          24,800,000                 12.40%

      Class C(2001-1)        Boston Safe Deposit and Trust Company                                       $45,000,000                 18.00%
                             Bank of Tokyo-Mitsubishi Trust Company                                       47,500,000                 19.00%
                             Deutsche Bank Trust Company Americas                                         15,000,000                  6.00%
                             JPMorgan Chase Bank                                                          71,500,000                 28.60%
                             State Street Bank and Trust Company                                          41,635,000                 16.65%

      Class C(2001-3)        Bank One Trust Company N.A./Public Employee Retirement                     $ 30,325,000                  7.58%
                             Boston Safe Deposit and Trust Company                                        56,870,000                 14.22%
                             Bank of Tokyo-Mitsubishi Trust Company                                       50,000,000                 12.50%
                             JPMorgan Chase Bank                                                          31,580,000                  7.90%
                             Northern Trust Company (The)                                                 24,400,000                  6.10%
                             State Street Bank and Trust Company                                         110,647,000                 27.66%
                             Wachovia Securities, Inc.                                                    38,925,000                  9.73%

      Class C(2001-4)        Deutsche Bank Trust Company Americas                                      $ 200,000,000                 80.00%
                             JPMorgan Chase Bank                                                          15,000,000                  6.00%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                        20,000,000                  8.00%

      Class C(2001-5)        Bank of New York (The)                                                     $ 25,700,000                 17.13%
                             Deutsche Bank Trust Company Americas                                         80,750,000                 53.83%
                             JPMorgan Chase Bank                                                          10,000,000                  6.67%
                             Lasalle Bank National Association                                            10,000,000                  6.67%
                             State Street Bank and Trust Company                                          10,225,000                  6.82%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                        10,000,000                  6.67%

      Class C(2002-1)        Bank of New York (The)                                                     $ 31,385,000                 12.55%
                             Boston Safe Deposit and Trust Company                                        37,013,000                 14.81%
                             Citibank, N.A.                                                               20,000,000                  8.00%
                             Deutsche Bank Trust Company Americas                                         39,310,000                 15.72%
                             JPMorgan Chase Bank                                                          55,825,000                 22.33%
                             State Street Bank and Trust Company                                          32,760,000                 13.10%

      Class C(2002-3)        Bank of New York (The)                                                     $ 12,000,000                  6.00%
                             Citibank, N.A.                                                               35,000,000                 17.50%
                             JPMorgan Chase Bank                                                          22,500,000                 11.25%
                             Salomon Smith Barney Inc./Salomon Bros.                                     10,000,000                  5.00%
                             UBS Warburg LLC/CMO                                                          90,000,000                 45.00%
                             Wells Fargo Bank Minnesota, N.A.                                             10,000,000                  5.00%

      Class C(2002-4)        DBTC Americas/Dealer Clearance                                             $ 15,000,000                 15.00%
                             JPMorgan Chase Bank                                                          80,000,000                 80.00%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                         5,000,000                  5.00%

      Class C(2002-5)        Boston Safe Deposit and Trust Company                                       $ 5,000,000                  5.00%
                             Deutsche Bank Trust Company Americas                                         20,000,000                 20.00%
                             Goldman, Sachs and Co.                                                         34,000,000                 34.00%
                             JPMorgan Chase Bank                                                          10,000,000                 10.00%
                             State Street Bank and Trust Company                                          26,382,000                 26.38%

      Class C(2002-6)        Bank of New York (The)                                                      $ 3,000,000                  6.00%
                             The Bank of New York/ Telebank                                              5,000,000                 10.00%
                             Credit Suisse First Boston LLC                                                5,000,000                 10.00%
                             Deutsche Bank Trust Company Americas                                          5,000,000                 10.00%
                             Deutsche Bank Securities Inc.                                                 4,000,000                  8.00%
                             JPMorgan Chase Bank                                                          20,000,000                 40.00%
                             Lasalle Bank National Association                                             3,000,000                  6.00%
                             Wachovia Bank N.A.                                                            4,000,000                  8.00%

      Class C(2002-7)        Bank of New York (The)                                                      $ 9,750,000                 19.50%
                             JPMorgan Chase Bank                                                          17,000,000                 34.00%
                             Lasalle Bank National Association                                             4,000,000                  8.00%
                             LBI - Lehman Government Securities Inc. (LBI)                                13,000,000                 26.00%
                             State Street Bank and Trust Company                                           5,000,000                 10.00%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

Item 14.  Controls and Procedures
--------  ----------------------------------------------

             Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.       Exhibits:

3.1      MBNA America Bank, N.A. Composite Articles of Association as amended through November 6, 2002.

3.2      MBNA America Bank, N.A. Composite Bylaws as amended through May 30,2002.

99.01 Annual Accountant's reports each dated August 15, 2002 with respect to MBNA Master Credit Card Trust II and the MBNA Credit Card Master
        Note Trust MBNA Series
      Class B(2001-1), Class C(2001-1),Class A(2001-1),Class C(2001-3), Class A(2001-2), Class A(2001-3), Class B(2001-2), Class
         C(2001-4), Class A(2001-4, Class A(2001-5),Class C(2001-5), Class A(2002-1), Class A(2002-3), Class A(2002-4), Class
         A(2002-5), Class A(2002-6), Class B(2002-1), Class B(2002-2), Class C(2002-1), and Class C(2002-3).

         The Annual Accountant's reports with respect to the MBNA Master Credit Card Trust II and the MBNA Credit Card Master Note
         Trust MBNA Series
         Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class B(2002-3),
         Class B(2002-4), Class C(2002-4), Class C(2002-5), Class C(2002-6), and Class C(2002-7)
         is not required until August 31, 2003.

         99.02 Annual Servicer's Certificate dated August 15, 2002 with respect to the MBNA Master Credit Card Trust II and the
        MBNA Credit Card Master Note Trust MBNA Series
         Class B(2001-1), Class C(2001-1),Class A(2001-1),Class C(2001-3), Class A(2001-2), Class A(2001-3), Class B(2001-2), Class
         C(2001-4), Class A(2001-4, Class A(2001-5),Class C(2001-5), Class A(2002-1), Class A(2002-3), Class A(2002-4), Class
         A(2002-5), Class A(2002-6), Class B(2002-1), Class B(2002-2), Class C(2002-1), and Class C(2002-3).

         The Annual Servicer's Certificate with respect to the MBNA Master Trust II and the MBNA Credit Card Note Trust MBNA Series
         Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class B(2002-3),
         Class B(2002-4), Class C(2002-4), Class C(2002-5), Class C(2002-6), and Class C(2002-7)
         is not required until August 31, 2003.

(b)   Three reports on Form 8-K were filed by the registrant for each month during the quarter ended December 31, 2002. These reports filed on October 18, 2002, November 19, 2002, and December 17, 2002 included the following:

         Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

(c)  See item 15(a) (3) above.

                                                              SIGNATURES
                                                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MBNA Credit Card Master Note Trust (Registrant)
                              By: MBNA America Bank, National Association
                              As Servicer

Date:  March 31, 2002               By: /s/Douglas O. Hart
                                       -------------------------------
                                                     Douglas O. Hart
                                                     Senior Executive Vice President

                                                             Certification

I, Douglas O. Hart, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the MBNA Credit Card Master  Note Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement,  for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar,  agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single
Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date:  March 31, 2003

/s/ Douglas O. Hart
Douglas O. Hart
Senior Executive Vice President