Form 10-K
period 2003-06-30
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2003-09-30
CIK 1128250

                                       UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, DC   20549

                                         FORM 10-K

(Mark One)
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             or

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period January 1, 2003 through June 30, 2003.
                      --------------------------------------

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
MBNA is the originator of the MBNA Credit Card Master Note Trust (the "Trust") and is beneficiary under the
Indenture (the "Indenture") and the MBNAseries Indenture Supplement (the "Indenture Supplement") each dated as of
May 24, 2001, and the Terms Document for:

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
         Class A (2002-9) dated as of July 31, 2002
         Class A (2002-10) dated as of September 19, 2002
         Class A (2002-12) dated as of November 19, 2002
         Class A (2002-13) dated as of December 18, 2002
         Class A (2003-1) dated as of February 27, 2003
         Class A (2003-2) dated as of March 26, 2003
         Class A (2003-3) dated as of April 10, 2003
         Class A (2003-4) dated as of April 24, 2003
         Class A (2003-6) dated as of June 4, 2003
         Class B (2001-1) dated as of May 24, 2001
         Class B (2001-2) dated as of September 6, 2001
         Class B (2002-1) dated as of February 28, 2002
         Class B (2002-2) dated as of June 12, 2002
         Class B (2002-3) dated as of August 29, 2002
         Class B (2002-4) dated as of October 29, 2002
         Class B (2003-1) dated as of February 20, 2003
         Class B (2003-2) dated as of June 12, 2003
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
         Class C (2002-4) dated as of August 29, 2002
         Class C (2002-5) dated as of August 29, 2002
         Class C (2002-6) dated as of October 29, 2002
         Class C (2002-7) dated as of October 29, 2002
         Class C (2003-1) dated as of February 4, 2003
         Class C (2003-2) dated as of February 12, 2003
         Class C (2003-3) dated as of May 8, 2003

together the ("Terms Documents"), with the Indenture, Indenture Supplement and Terms Documents providing for the issuance of the Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class
A(2002-1), Class A(2002-3), Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9),
Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class
A(2003-4), Class A(2003-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3),
Class B(2002-4), Class B(2003-1), Class B(2003-2), Class C(2001-1), Class C(2001-3), Class C(2001-4), Class
C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5), Class C(2002-6), Class C(2002-7),
Class C(2003-1), Class C(2003-2) and Class C(2003-3) Notes (together, the "Notes").  Neither the Certificate nor the Notes represent obligations of or interests in MBNA.  In November 1988, MBNA made application under the
Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

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

                                     PART II
                                     -------

Item 5.   Market For Registrant's Common Equity
-------   And Related Stockholder Matters.
          --------------------------------

          The Notes representing investors' interests in the Trust
          are represented by a single Certificate registered in the name of
          Cede and Co., the nominee of The Depository Trust Company.

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
-------   And Financial Disclosure.
          -----------------------------------------------------------

          None

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation
--------  ----------------------

          Not Applicable

                                    PART III
                                    --------

Item 12.  Security Ownership Of Certain Beneficial Owners And Management
--------  --------------------------------------------------------------

   (a) The Notes of the MBNAseries represent investors' interests in the Trust and are represented by one or more
Notes registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Note representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Notes, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2003.  Such direct participants may hold Notes for their own accounts or for the accounts of their customers.  At June 30, 2003, the following direct DTC participants held positions in Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Notes of each Series outstanding on that date. The information on DTC participants held positions is provided by DTC.

                                                                                                      Aggregate
                                                                                                      Amount of               Percentage
     Title                                                                                           Certificates                 Of
     Class                                         Name                                                 Held                  Ownership
---------------              ----------------------------------------                                ---------------           ------------

Series 2001-D
Class A(2001-1)              Bank of New York (The)                                                    $ 204,735,000                 20.47%
                             Boston Safe Deposit and Trust Company                                       120,731,000                 12.07%
                             JPMorgan Chase Bank                                                         277,531,000                 27.75%
                             Northern Trust Company (The)                                                 58,465,000                  5.85%
                             State Street Bank and Trust Company                                         109,007,000                 10.90%

Class A(2001-2)              Bank of New York (The)                                                      130,000,000                 26.00%
                             DBTC Americas/Deutsche Bank Frankfurt                                       180,000,000                 36.00%
                             JPMorgan Chase Bank                                                         170,000,000                 34.00%

Class A(2001-3)              Bank of New York (The)                                                    $ 184,301,000                 18.43%
                             The Bank of New York/Barclays Capital-London                                 50,000,000                  5.00%
                             Boston Safe Deposit and Trust Company                                       270,165,000                 27.02%
                             Brown Brothers Harriman and Co.                                              53,000,000                  5.30%
                             Citibank, N.A.                                                               75,349,000                  7.53%
                             Citibank Dealer - Tax Exempt Operations                                      59,440,000                  5.94%
                             JPMorgan Chase Bank                                                         147,000,000                 14.70%
                             State Street Bank and Trust Company                                         132,580,000                 13.26%

Class A(2001-4)              Bank of New York (The)                                                      $84,235,000                  8.42%
                             Boston Safe Deposit and Trust Company                                       144,985,000                 14.50%
                             Investors Bank and Trust Company                                             72,685,000                  7.27%
                             JPMorgan Chase Bank                                                         347,305,000                 34.73%
                             Northern Trust Company (The)                                                 66,750,000                  6.68%
                             State Street Bank and Trust Company                                         132,495,000                 13.25%

Class A(2001-5)              Banc of America Securities LLC                                              $35,000,000                  7.00%
                             Bank of New York (The)                                                       25,000,000                  5.00%
                             Boston Safe Deposit and Trust Company                                       225,000,000                 45.00%
                             Citibank, N.A.                                                               60,000,000                 12.00%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           45,000,000                  9.00%
                             U.S. Bank N.A.                                                               50,000,000                 10.00%

Class A (2002-1)             Bank of New York (The)                                                    $ 249,261,000                 24.93%
                             Boston Safe Deposit and Trust Company                                        69,060,000                  6.91%
                             Deutsche Bank Trust Company Americas                                         97,375,000                  9.74%
                             JPMorgan Chase Bank                                                         250,551,000                 25.06%
                             State Street Bank and Trust Company                                         102,155,000                 10.22%

Class A (2002-3)             Bank of New York (The)                                                    $ 158,000,000                 21.07%
                             Bear, Stearns Securities Corp.                                               87,200,000                 11.63%
                             Citibank, N.A.                                                               70,000,000                  9.33%
                             JPMorgan Chase Bank                                                         349,800,000                 46.64%
                             U.S. Bank N.A.                                                               51,737,000                  6.90%

Class A(2002-4)              Bank of New York (The)                                                    $ 337,675,000                 33.77%
                             BNP Paribas Securities Corp.                                                 57,000,000                  5.70%
                             Citibank, N.A.                                                               60,000,000                  6.00%
                             Deutsche Bank Trust Company Americas                                         51,135,000                  5.11%
                             JPMorgan Chase Bank                                                         173,370,000                 17.34%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           50,500,000                  5.05%
                             State Street Bank and Trust Company                                         158,125,000                 15.81%

Class A(2002-5)              Bank of New York (The)                                                      $39,050,000                  5.21%
                             HSBC Bank and Trust Company(Delaware), National Association                  40,000,000                  5.33%
                             JPMorgan Chase Bank                                                         148,250,000                 19.77%
                             JPMorgan Chase Bank/Correspondence Clearing Services 2                       70,000,000                  9.33%
                             U.S. Bank N.A.                                                              382,700,000                 51.03%
                             Wells Fargo Bank Minnesota, N.A.                                             65,000,000                  8.67%

Class A(2002-6)              Bank of New York (The)                                                      $39,458,000                  5.26%
                             Boston Safe Deposit and Trust Company                                       194,381,000                 25.92%
                             JPMorgan Chase Bank                                                         236,414,000                 31.52%
                             Northern Trust Company (The)                                                 74,730,000                  9.96%
                             State Street Bank and Trust Company                                          59,055,000                  7.87%

Class A(2002-8)              Bank of New York (The)                                                    $ 100,000,000                 25.00%
                             Boston Safe Deposit and Trust Company                                        20,000,000                  5.00%
                             JPMorgan Chase Bank                                                         114,000,000                 28.50%
                             JPMorgan Chase Bank/Correspondence Clearing Services 2                       25,000,000                  6.25%
                             U.S. Bank N.A.                                                               55,000,000                 13.75%
                             Wells Fargo Bank Minnesota, N.A.                                             50,000,000                 12.50%

Class A(2002-9)              Bank of New York (The)                                                      $79,000,000                 11.29%
                             Boston Safe Deposit and Trust Company                                       135,000,000                 19.29%
                             JPMorgan Chase Bank                                                          86,800,000                 12.40%
                             State Street Bank and Trust Company                                         384,500,000                 54.93%

Class A(2002-10)             Bank of New York (The)                                                    $ 177,000,000                 17.70%
                             Citigroup Global Markets Inc./Salomon Brothers                              160,000,000                 16.00%
                             Citibank Dealer - Tax Exempt Operations                                     100,000,000                 10.00%
                             JPMorgan Chase Bank                                                         245,000,000                 24.50%
                             State Street Bank and Trust Company                                         175,000,000                 17.50%

Class A(2002-12)             Bank of New York (The)                                                    $ 211,430,000                 14.10%
                             Boston Safe Deposit and Trust Company                                       136,935,000                  9.13%
                             Citibank Dealer - Tax Exempt Operations                                     100,000,000                  6.67%
                             JPMorgan Chase Bank                                                         206,950,000                 13.80%
                             State Street Bank and Trust Company                                         530,415,000                 35.36%
                             UBS AG                                                                      120,000,000                  8.00%
                             UBS Securities LLC/CMO                                                       91,950,000                  6.13%

Class A(2002-13)             Boston Safe Deposit and Trust Company                                     $ 115,000,000                 23.00%
                             Citibank Dealer - Tax Exempt Operations                                     300,000,000                 60.00%
                             Wachovia Bank N.A. - Phila. Main                                             27,500,000                  5.50%

Class A(2003-1)              Bank of New York (The)                                                      $87,540,000                 17.51%
                             Boston Safe Deposit and Trust Company                                        64,295,000                 12.86%
                             Citibank, N.A.                                                               57,700,000                 11.54%
                             JPMorgan Chase Bank                                                          94,105,000                 18.82%
                             State Street Bank and Trust Company                                          41,085,000                  8.22%
                             U.S. Bank N.A.                                                               25,470,000                  5.09%

Class A(2003-2)              Bank of New York (The)                                                    $ 316,375,000                 31.64%
                             The Bank of New York/Wachovia Bank N.A.                                      50,000,000                  5.00%
                             Boston Safe Deposit and Trust Company                                        78,835,000                  7.88%
                             DBTC Americas/Sun Trust Bank                                                 50,000,000                  5.00%
                             State Street Bank and Trust Company                                         183,560,000                 18.36%
                             UBS AG                                                                      185,000,000                 18.50%

Class A(2003-3)              Banc of America Securities LLC                                              $37,600,000                  5.01%
                             Bank of New York (The)                                                       87,550,000                 11.67%
                             Boston Safe Deposit and Trust Company                                       112,750,000                 15.03%
                             Dresdner Kleinwort Wasserstein Securities LLC                                40,000,000                  5.33%
                             JPMorgan Chase Bank                                                         203,900,000                 27.19%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           50,000,000                  6.67%
                             State Street Bank and Trust Company                                         108,150,000                 14.42%

Class A(2003-4)              Bank of New York (The)                                                    $ 305,000,000                 40.67%
                             Citibank, N.A.                                                               45,000,000                  6.00%
                             Harris Trust and Savings Bank                                                40,000,000                  5.33%
                             JPMorgan Chase Bank                                                         120,000,000                 16.00%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           90,000,000                 12.00%
                             U.S. Bank N.A.                                                               90,000,000                 12.00%

Class A(2003-6)              Bank of New York (The)                                                      $54,445,000                 10.89%
                             Boston Safe Deposit and Trust Company                                        77,945,000                 15.59%
                             Investors Bank and Trust Company                                             45,600,000                  9.12%
                             JPMorgan Chase Bank                                                         191,825,000                 38.37%
                             State Street Bank and Trust Company                                          60,130,000                 12.03%

Class B(2001-1)              Bank of New York (The)                                                     $ 51,150,000                 20.46%
                             Boston Safe Deposit and Trust Company                                        66,222,000                 26.49%
                             Bank of Tokyo-Mitsubishi Trust Company                                       15,000,000                  6.00%
                             JPMorgan Chase Bank                                                         100,400,000                 40.16%

Class B(2001-2)              Bank of New York (The)                                                     $ 98,647,000                 39.46%
                             Boston Safe Deposit and Trust Company                                        75,000,000                 30.00%
                             JPMorgan Chase Bank                                                          58,753,000                 23.50%

Class B(2002-1)              Bank of New York (The)                                                     $ 22,400,000                  8.96%
                             Boston Safe Deposit and Trust Company                                        75,700,000                 30.28%
                             Citibank, N.A.                                                               15,900,000                  6.36%
                             Deutsche Bank Trust Company Americas                                         64,170,000                 25.67%
                             JPMorgan Chase Bank                                                          42,000,000                 16.80%
                             State Street Bank and Trust Company                                          13,150,000                  5.26%

Class B(2002-2)              Bank of New York (The)                                                     $ 25,566,000                 10.23%
                             Boston Safe Deposit and Trust Company                                        25,000,000                 10.00%
                             Bank of Tokyo - Mitsubishi Trust Company                                     23,276,000                  9.31%
                             Credit Suisse First Boston LLC                                               27,000,000                 10.80%
                             Deutsche Bank Trust Company Americas                                         15,000,000                  6.00%
                             JPMorgan Chase Bank                                                          58,016,000                 23.21%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           67,834,000                 27.13%

Class B(2002-3)              Barclays Global Investors N.A./Investors Bank and Trust                   $ 140,000,000                 56.00%
                             Bank of Tokyo-Mitsubishi Trust Company                                       75,000,000                 30.00%
                             JPMorgan Chase Bank                                                          25,000,000                 10.00%

Class B(2002-4)              Bank of Tokyo-Mitsubishi Trust Company                                    $ 150,000,000                 75.00%
                             JPMorgan Chase Bank                                                          29,800,000                 14.90%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           20,000,000                 10.00%

Class B(2003-1)              Bank of Tokyo-Mitsubishi Trust Company                                    $ 100,000,000                 50.00%
                             Citibank, N.A.                                                               13,000,000                  6.50%
                             Deutsche Bank Trust Company Americas                                         10,000,000                  5.00%
                             JPMorgan Chase Bank/Correspondence Clearing Services 2                       10,000,000                  5.00%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                           40,000,000                 20.00%
                             Sumitomo Trust and Banking Co. (U.S.A.)                                      20,000,000                 10.00%

Class B(2003-2)              Bank of Tokyo-Mitsubishi Trust Company                                    $ 150,000,000                 75.00%
                             DBTC Americas/DBAG London Global Mrks                                        10,000,000                  5.00%
                             State Street Bank and Trust Company                                          10,000,000                  5.00%
                             Wachovia Bank N.A. - Phila. Main                                             30,000,000                 15.00%

Class C(2001-1)              Boston Safe Deposit and Trust Company                                       $27,000,000                 10.80%
                             Bank of Tokyo-Mitsubishi Trust Company                                       49,545,000                 19.82%
                             Citigroup Global Markets Inc./Salomon Brothers                               15,000,000                  6.00%
                             Deutsche Bank Trust Company Americas                                         15,235,000                  6.09%
                             JPMorgan Chase Bank                                                          60,590,000                 24.24%
                             State Street Bank and Trust Company                                          37,595,000                 15.04%

Class C(2001-3)              Bank of New York (The)                                                      $70,695,000                 17.67%
                             Bank One Trust Company N.A./Public Employee Retirement                       30,325,000                  7.58%
                             Boston Safe Deposit and Trust Company                                        45,015,000                 11.25%
                             Bank of Tokyo-Mitsubishi Trust Company                                       50,000,000                 12.50%
                             JPMorgan Chase Bank                                                          40,145,000                 10.04%
                             Northern Trust Company (The)                                                 31,200,000                  7.80%
                             State Street Bank and Trust Company                                          89,337,000                 22.33%

Class C(2001-4)              Deutsche Bank Trust Company Americas                                      $ 200,000,000                 80.00%
                             JPMorgan Chase Bank                                                          15,000,000                  6.00%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                      20,000,000                  8.00%

Class C(2001-5)              Bank of New York (The)                                                      $22,500,000                 15.00%
                             Deutsche Bank Trust Company Americas                                         78,825,000                 52.55%
                             JPMorgan Chase Bank                                                          10,000,000                  6.67%
                             Lasalle Bank National Association                                            15,750,000                 10.50%
                             State Street Bank and Trust Company                                          11,000,000                  7.33%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                      10,000,000                  6.67%

Class C(2002-1)              Bank of New York (The)                                                      $31,385,000                 12.55%
                             Boston Safe Deposit and Trust Company                                        30,701,000                 12.28%
                             Citibank, N.A.                                                               20,000,000                  8.00%
                             Deutsche Bank Trust Company Americas                                         39,000,000                 15.60%
                             JPMorgan Chase Bank                                                          57,035,000                 22.81%
                             State Street Bank and Trust Company                                          32,445,000                 12.98%

Class C(2002-3)              Bank of New York (The)                                                      $12,000,000                  6.00%
                             Citibank, N.A.                                                               35,000,000                 17.50%
                             JPMorgan Chase Bank                                                          16,000,000                  8.00%
                             Lasalle Bank National Association                                            10,000,000                  5.00%
                             LBI-Lehman Government Securities Inc. (LBI)                                  10,000,000                  5.00%
                             UBS Securities LLC/CMO                                                       90,000,000                 45.00%
                             Wells Fargo Bank Minnesota, N.A.                                             10,000,000                  5.00%

Class C(2002-4)              DBTC Americas/Dealer Clearance                                             $ 15,000,000                 15.00%
                             JPMorgan Chase Bank                                                          80,000,000                 80.00%
                             Sumitomo Trust and Banking CO. (U.S.A.)                                       5,000,000                  5.00%

Class C(2002-5)              Brown Brothers Harriman and Co.                                              $8,000,000                  8.00%
                             Deutsche Bank Trust Company Americas                                         20,160,000                 20.16%
                             JPMorgan Chase Bank                                                          21,470,000                 21.47%
                             Merrill Lynch, Pierce Fenner and Smith Safekeeping                            5,000,000                  5.00%
                             State Street Bank and Trust Company                                          29,712,000                 29.71%

Class C(2002-6)              Bank of New York (The)                                                      $ 3,000,000                  6.00%
                             Credit Suisse First Boston LLC                                                5,000,000                 10.00%
                             Deutsche Bank Securities Inc.                                                 4,000,000                  8.00%
                             JPMorgan Chase Bank                                                          20,000,000                 40.00%
                             Lasalle Bank National Association                                             8,000,000                 16.00%
                             LBI-Lehman Government Securities Inc. (LBI)                                   5,000,000                 10.00%
                             Wachovia Bank N.A.                                                            4,000,000                  8.00%

Class C(2002-7)              Bank of New York (The)                                                      $ 9,750,000                 19.50%
                             Citibank, N.A.                                                               13,000,000                 26.00%
                             JPMorgan Chase Bank                                                          17,000,000                 34.00%
                             Lasalle Bank National Association                                             4,000,000                  8.00%
                             State Street Bank and Trust Company                                           5,000,000                 10.00%

Class C(2003-1)              The Bank of New York/Barclays Capital - London                              $34,000,000                 17.00%
                             Citigroup Global Markets Inc./Salomon Brothers                               10,000,000                  5.00%
                             Credit Suisse First Boston LLC                                               12,500,000                  6.25%
                             Deutsche Bank Securities Inc.                                                12,000,000                  6.00%
                             JPMorgan Chase Bank                                                          81,000,000                 40.50%
                             UBS Securities LLC                                                           15,000,000                  7.50%

Class C(2003-2)              JPMorgan Chase Bank/MBS and Asset Backed Sec.                               $75,000,000                 75.00%
                             LBI-Lehman Government Securities Inc. (LBI)                                  15,000,000                 15.00%
                             Merrill Lynch, Pierce, Fenner and Smith, Inc. - Debt Sec                      5,000,000                  5.00%
                             State Street Bank and Trust Company                                           5,000,000                  5.00%

Class C(2003-3)              Bank of New York (The)                                                      $50,000,000                 28.57%
                             Bear, Stearns Securities Corp.                                               29,000,000                 16.57%
                             Citigroup Global Markets Inc./Salomon Brothers                               10,000,000                  5.71%
                             Citibank, N.A.                                                               20,000,000                 11.43%
                             DBTC Americas/DBAG London Global Mrks                                        25,000,000                 14.29%
                             Deutsche Bank Securities Inc.                                                10,000,000                  5.71%
                             Goldman Sachs International                                                  10,000,000                  5.71%
                             LBI-Lehman Government Securities Inc. (LBI)                                  18,000,000                 10.29%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

          None

Item 14.  Controls and Procedures
--------  ----------------------------------------------

          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules, And Reports On Form 8-K
--------  ----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.   Exhibits:

        31. Certification

        99.01 Annual Accountant's reports each dated August 15, 2003 with respect to MBNA Master Credit Card Trust II and the MBNA Credit Card Master Note Trust MBNAseries
         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class A(2002-1),
         Class A(2002-3), Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9),
         Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3),
         Class A(2003-4), Class A(2003-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2),
         Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2), Class C(2001-1), Class C(2001-3),
         Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3).

        99.02 Annual Servicer's Certificate dated August 15, 2003 with respect to the MBNA Master Credit Card
         Trust II and the MBNA Credit Card Master Note Trust MBNAseries
         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class A(2002-1),
         Class A(2002-3), Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9),
         Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3),
         Class A(2003-4), Class A(2003-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2),
         Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2), Class C(2001-1), Class C(2001-3),
         Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3).

(b)      Forms 8-K were filed by the registrant during the quarter ended June 30, 2003. These reports
         Filed on April 15, 2003, May 14, 2003, June 16, 2003, June 19, 2003, June 24, 2003 and June 30,2003
         included the following:

            Item 2.  Acquisition or Disposition of Assets

            Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                           Information and Exhibits

            Item 8.  Change in Fiscal Year

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

                                  MBNA Credit Card Master Note Trust (Registrant)
                              By: MBNA America Bank, National Association
                              As Servicer

Date:  September 30, 2003                       By: /s/Douglas O. Hart
                                                    -------------------------------
                                                    Douglas O. Hart
                                                    Senior Executive Vice President