Form 10-K/A
period 2003-06-30
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2003-10-06
CIK 1128250

                                       UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, DC   20549

                                         FORM 10-K/A

(Mark One)
|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             or

|X| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period January 1, 2003 through June 30, 2003.
                      --------------------------------------

Commission file number: 333-50316-02

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
90 DAYS.

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part II of the Form 10-K or any amendment to this form 10-K.  |_| (Not Applicable)

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

                                       Documents incorporated by reference:

                                 No documents are being incorporated by reference

                               EXPLANATORY NOTE
                               ----------------

This amendment relates to a Transition Report on Form 10-K filed by MBNA
America Bank, National Association ("MBNA"), on behalf of the MBNA Credit Card
Master Note Trust, with the Securities and Exchange Commission ("SEC")
on September 30, 2003.  In the course of preparing the underlying Transition
Report for filing with the SEC through its EDGAR system, MBNA discovered that its EDGAR software programs could not assign an electronic "tag" to the related electronic submission identifying the certification as "Exhibit 31,"
as contemplated by recent SEC rule changes.  After unsuccessful attempts to respond to this software incompatibility, MBNA filed the Transition Report electronically and included an electronic tag in the electronic submission identifying the certification as "Exhibit 99."  This amendment to the
Transition Report is being filed for the sole purpose of updating the electronic submission to include an electronic tag that correctly identifies the certification as "Exhibit 31."

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
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3).*

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
         Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1), Class A(2003-2),
         Class A(2003-3), Class A(2003-4), Class A(2003-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2),
         Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2), Class C(2001-1), Class C(2001-3),
         Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3).**

---------------
*Incorporated by reference to Exhibit 99.01 to Transition Report on Form 10-K (file number 333-50316-02), filed with the SEC on
 September 30, 2003.
**Incorporated by reference to Exhibit 99.02 to Transition Report on Form 10-K (file number 333-50316-02), filed with the SEC on
  September 30, 2003.

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

                                  MBNA Credit Card Master Note Trust (Registrant)
                              By: MBNA America Bank, National Association As Servicer

Date:  October 6, 2003                          By: /s/Douglas O. Hart
                                                    -------------------------------
                                                    Douglas O. Hart
                                                    Senior Executive Vice President