Form 10-K
period 2004-06-30
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2004-09-21
CIK 1128250

                                                      UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, DC   20549

                                                        FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2004

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

                                         Wilmington, DE. 19884
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

                              Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of the Form 10-K or any amendment to this form 10-K.  |_|

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
         Class A (2003-2) dated as of March 26, 2003
         Class A (2003-3) dated as of April 10, 2003
         Class A (2003-4) dated as of April 24, 2003
         Class A (2003-6) dated as of June 4, 2003
         Class A (2003-7) dated as of July 8, 2003
         Class A (2003-8) dated as of August 5, 2003
         Class A (2003-9) dated as of September 24, 2003
         Class A (2003-10) dated as of October 15, 2003
         Class A (2003-11) dated as of November 6, 2003
         Class A (2003-12) dated as of December 18, 2003
         Class A (2004-2) dated as of February 25, 2004
         Class A (2004-3) dated as of March 17, 2004
         Class A (2004-4) dated as of April 15, 2004
         Class A (2004-6) dated as of June 17, 2004
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
         Class B (2002-3) dated as of August 29, 2002
         Class B (2002-4) dated as of October 29, 2002
         Class B (2003-1) dated as of February 20, 2003
         Class B (2003-2) dated as of June 12, 2003
         Class B (2003-3) dated as of August 20, 2003
         Class B (2003-5) dated as of October 2, 2003
         Class B (2004-1) dated as of April 1, 2004
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
         Class C (2002-7) dated as of October 29, 2002
         Class C (2003-1) dated as of February 4, 2003
         Class C (2003-2) dated as of February 12, 2003
         Class C (2003-3) dated as of May 8, 2003
         Class C (2003-5) dated as of July 2, 2003
         Class C (2003-6) dated as of July 30, 2003
         Class C (2003-7) dated as of November 5, 2003
         Class C (2004-1) dated as of March 16, 2004

together the ("Terms Documents"), with the Indenture, Indenture Supplement and Terms Documents providing for the issuance of the
Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class A(2002-1), Class A(2002-3), Class
A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class
A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7), Class A(2003-8),
Class A(2003-9), Class A(2003-10), Class A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class
A(2004-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2002-4), Class B(2003-1),
Class B(2003-2), Class B(2003-3), Class B(2003-5), Class B(2004-1), Class C(2001-1), Class C(2001-3), Class C(2001-4), Class
C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5), Class C(2002-6), Class C(2002-7), Class C(2003-1),
Class C(2003-2), Class C(2003-3), Class C(2003-5), Class C(2003-6), Class C(2003-7) and Class C(2004-1) Notes (together, the
"Notes").  Neither the Certificate nor the Notes represent obligations of or interests in MBNA.  In November 1988, MBNA made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

                                                PART I
                                                ------

Item 1.   Business.
-------   ---------

          Not Applicable

Item 2.   Properties.
-------   -----------

          Not Applicable

Item 3.   Legal Proceedings.
-------   ------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

          None

                                               PART II
                                               -------

Item 5.   Market for Registrant's Common Equity, Related Stockholders
-------   Matters and Issuer Purchases of Equity Securities.
          ------------------------------------------------------------

          The Notes of each Series representing investors' interests in the  Trust are represented by one or more Notes registered in the name of Cede and Co., the nominee of The Depository Trust Company.

Item 6.   Selected Financial Data.
-------   ------------------------

          Not Applicable

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   Results of Operations.
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Not Applicable

Item 9.   Changes in and Disagreements With Accountants on Accounting
-------   and Financial Disclosure.
          -----------------------------------------------------------

          None

Item 9A.  Controls and Procedures.
--------  ------------------------

          Not Applicable
                                               PART III
                                               --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation.
--------  -----------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

   (a) The Notes of the MBNAseries represent investors' interests in the Trust are represented by one or more Notes registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Note representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2004.  Such direct participants may hold Notes for their own accounts or for the accounts of their customers.
At June 30, 2004, the following direct DTC participants held positions in Notes representing interests in the Trust equal to or exceeding 5% of the total principal amount of the Notes of one or more Series outstanding on that date, as indicated. The information on DTC participants held positions is provided by DTC.

                                                                                                     Aggregate
                                                                                                     Amount of           Percentage
            Title                                                                                   Certificates             of
            Class                                       Name                                            Held              Ownership
        --------------                ---------------------------------------                   ----------------         ----------

        Series 2001-D
       Class A(2001-1)        Bank of New York (The)                                                $157,013,000          15.70%
                              JPMorgan Chase Bank                                                    301,898,000          30.19%
                              Mellon Trust of New England, National Association                       75,742,000           7.57%
                              Northern Trust Company (The)                                            56,678,867           5.67%
                              State Street Bank and Trust Company                                    214,141,000          21.41%

       Class A(2001-2)        Bank of New York (The)                                                $110,000,000          22.00%
                              DBTC Americas/Deutsche Bank Frankfurt                                   60,000,000          12.00%
                              Goldman, Sachs and Co.                                                  30,000,000           6.00%
                              JPMorgan Chase Bank                                                    185,000,000          37.00%
                              State Street Bank and Trust Company                                     45,000,000           9.00%

       Class A(2001-3)        Bank of New York (The)                                                $148,548,000          14.85%
                              Citibank Dealer - Tax Exempt Operations                                 59,440,000           5.94%
                              Citibank, N.A.                                                          55,349,000           5.53%
                              JPMorgan Chase Bank                                                    159,675,000          15.97%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  50,000,000           5.00%
                              Mellon Trust of New England, National Association                      283,415,000          28.34%
                              State Street Bank and Trust Company                                    181,853,000          18.19%

       Class A(2001-4)        Bank of New York (The)                                                $ 68,085,000           6.81%
                              Investors Bank and Trust Company                                       106,920,000          10.69%
                              JPMorgan Chase Bank                                                    282,525,000          28.25%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  67,600,000           6.76%
                              Mellon Trust of New England, National Association                      148,585,000          14.86%
                              Northern Trust Company (The)                                           109,930,000          10.99%
                              State Street Bank and Trust Company                                    137,220,000          13.72%

       Class A(2001-5)        Bank of New York (The)                                                $ 25,000,000           5.00%
                              Citibank, N.A.                                                          60,000,000          12.00%
                              JPMorgan Chase Bank                                                     41,000,000           8.20%
                              State Street Bank and Trust Company                                     79,000,000          15.80%
                              U.S. Bank N.A.                                                         221,000,000          44.20%
                              Wachovia Bank N.A. - Phila. Main                                        29,000,000           5.80%

       Class A(2002-1)        Bank of New York (The)                                                $229,836,000          22.98%
                              JPMorgan Chase Bank                                                    273,817,000          27.38%
                              Mellon Trust of New England, National Association                      108,925,000          10.89%
                              State Street Bank and Trust Company                                    167,640,000          16.76%

       Class A(2002-3)        Banc of America Securities LLC                                        $171,800,000          22.91%
                              Bank of New York (The)                                                 104,000,000          13.87%
                              Citibank, N.A.                                                          55,400,000           7.39%
                              JPMorgan Chase Bank                                                    116,100,000          15.48%
                              Swiss American Securities Inc.                                          65,000,000           8.67%
                              U.S. Bank N.A.                                                         140,000,000          18.67%

       Class A(2002-4)        Bank of New York (The)                                                $207,815,000          20.78%
                              JPMorgan Chase Bank                                                    153,565,000          15.36%
                              Mellon Trust of New England, National Association                      238,175,000          23.82%
                              State Street Bank and Trust Company                                    215,470,000          21.55%

       Class A(2002-5)        HSBC Bank and Trust Company(Delaware), National Association           $ 40,000,000           5.33%
                              JPMorgan Chase Bank                                                    123,250,000          16.43%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  70,000,000           9.33%
                              U.S. Bank N.A.                                                         382,700,000          51.03%
                              Wells Fargo Bank, National Association                                  65,000,000           8.67%

       Class A(2002-6)        Bank of New York (The)                                                $ 60,035,000           8.00%
                              JPMorgan Chase Bank                                                    185,179,000          24.69%
                              Mellon Trust of New England, National Association                      135,309,000          18.04%
                              Northern Trust Company (The)                                            79,023,000          10.54%
                              State Street Bank and Trust Company                                    102,590,000          13.68%

       Class A(2002-8)        Bank of New York (The)                                                $100,000,000          25.00%
                              Goldman, Sachs and Co.                                                  45,000,000          11.25%
                              JPMorgan Chase Bank                                                     69,000,000          17.25%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  25,000,000           6.25%
                              Mellon Trust of New England, National Association                       20,000,000           5.00%
                              Merrill Lynch, Pierce, Fenner and Smith, Incorporated                   50,000,000          12.50%
                              U.S. Bank N.A.                                                          68,000,000          17.00%

       Class A(2002-9)        Bank of New York (The)                                                $172,225,000          24.60%
                              JPMorgan Chase Bank                                                     95,950,000          13.71%
                              State Street Bank and Trust Company                                    353,595,000          50.51%

      Class A(2002-10)        Citibank Dealer - Tax Exempt Operations                               $100,000,000          10.00%
                              JPMorgan Chase Bank                                                    297,000,000          29.70%
                              State Street Bank and Trust Company                                    318,000,000          31.80%
                              UBS Securities LLC                                                     117,000,000          11.70%

      Class A(2002-12)        Bank of New York (The)                                                $175,955,000          11.73%
                              Citibank Dealer - Tax Exempt Operations                                100,000,000           6.67%
                              JPMorgan Chase Bank                                                    118,875,000           7.93%
                              Mellon Trust of New England, National Association                      192,180,000          12.81%
                              State Street Bank and Trust Company                                    690,605,000          46.04%

      Class A(2002-13)        Bank of New York (The)                                                $ 62,700,000          12.54%
                              Citibank Dealer - Tax Exempt Operations                                250,000,000          50.00%
                              JPMorgan Chase Bank                                                     25,450,000           5.09%
                              Mellon Trust of New England, National Association                       66,675,000          13.34%
                              Wachovia Bank N.A. - Phila. Main                                        27,500,000           5.50%

       Class A(2003-1)        Bank of New York (The)                                                $ 76,775,000          15.36%
                              Citibank, N.A.                                                          67,505,000          13.50%
                              JPMorgan Chase Bank                                                     89,350,000          17.87%
                              Mellon Trust of New England, National Association                       62,525,000          12.51%
                              State Street Bank and Trust Company                                     59,815,000          11.96%

       Class A(2003-2)        Bank of New York (The)                                                $106,980,000          10.70%
                              BNY/Sun Trust Bank                                                      50,000,000           5.00%
                              Citibank, N.A.                                                          52,450,000           5.25%
                              Mellon Trust of New England, National Association                      104,325,000          10.43%
                              State Street Bank and Trust Company                                    150,925,000          15.09%
                              U.S. Bank N.A.                                                         179,465,000          17.95%
                              UBS AG                                                                 248,000,000          24.80%

       Class A(2003-3)        Bank of New York (The)                                                $194,950,000          25.99%
                              Citibank, N.A.                                                          40,400,000           5.39%
                              JPMorgan Chase Bank                                                    210,128,000          28.02%
                              UBS AG                                                                  80,000,000          10.67%

       Class A(2003-4)        Bank of New York (The)                                                $180,720,000          24.10%
                              Harris Trust and Savings Bank                                           40,000,000           5.33%
                              JPMorgan Chase Bank                                                     38,625,000           5.15%
                              State Street Bank and Trust Company                                     41,390,000           5.52%
                              U.S. Bank N.A.                                                         355,000,000          47.33%

       Class A(2003-6)        Bank of New York (The)                                                $ 49,370,000           9.87%
                              BNY/Sun Trust Bank Portfolio                                            50,000,000          10.00%
                              JPMorgan Chase Bank                                                    193,040,000          38.61%
                              Mellon Trust of New England, National Association                       42,270,000           8.45%
                              Northern Trust Company (The)                                            35,000,000           7.00%
                              State Street Bank and Trust Company                                     61,245,000          12.25%

       Class A(2003-7)        Bank of New York (The)                                                $ 50,887,000           7.83%
                              Investors Bank and Trust Company                                        35,825,000           5.51%
                              JPMorgan Chase Bank                                                     68,125,000          10.48%
                              Mellon Trust of New England, National Association                       93,980,000          14.46%
                              Northern Trust Company (The)                                            38,130,000           5.87%
                              PNC Bank, National Association                                         123,865,000          19.06%
                              State Street Bank and Trust Company                                    146,808,000          22.59%

       Class A(2003-8)        Bank of New York (The)                                                $235,000,000          31.33%
                              Citibank, N.A.                                                         191,500,000          25.53%
                              Harris Trust and Savings Bank                                           40,000,000           5.33%
                              State Street Bank and Trust Company                                     50,000,000           6.67%
                              U.S. Bank N.A.                                                         199,000,000          26.53%

       Class A(2003-9)        Citibank, N.A.                                                        $ 85,000,000           8.10%
                              JPMorgan Chase Bank                                                    278,500,000          26.52%
                              Merrill Lynch, Pierce Fenner and Smith Safekeeping                      60,000,000           5.71%
                              State Street Bank and Trust Company                                    476,750,000          45.40%

      Class A(2003-10)        BNY / ITC - Dealers Clearance Special                                 $180,000,000          36.00%
                              Goldman, Sachs and Co.                                                  47,000,000           9.40%
                              HSBC Bank USA Omnibus                                                   50,000,000          10.00%
                              JPMorgan Chase Bank                                                     63,000,000          12.60%
                              LaSalle Bank National Association                                       40,000,000           8.00%
                              State Street Bank and Trust Company                                     50,000,000          10.00%
                              Wells Fargo Bank, National Association                                  70,000,000          14.00%

      Class A(2003-11)        Bank of New York (The)                                                $ 57,955,000          11.59%
                              Bank of New York (The)/Fifth Third Bank                                 25,000,000           5.00%
                              JPMorgan Chase Bank                                                     77,365,000          15.47%
                              Mellon Trust of New England, National Association                      151,345,000          30.27%
                              State Street Bank and Trust Company                                     75,030,000          15.01%
                              Wachovia Bank N.A. - Phila. Main                                        29,000,000           5.80%

      Class A(2003-12)        Bank of New York (The)                                                $167,800,000          33.56%
                              Citibank, N.A.                                                          47,900,000           9.58%
                              JPMorgan Chase Bank                                                     55,050,000          11.01%
                              U.S. Bank N.A.                                                         165,900,000          33.18%
                              Wells Fargo Bank, National Association                                  25,000,000           5.00%

       Class A(2004-2)        Bank of New York (The)                                                $204,140,000          34.02%
                              BNP Paribas Securities Corp.                                            30,000,000           5.00%
                              Citibank, N.A.                                                         100,665,000          16.78%
                              JPMorgan Chase Bank                                                     54,691,000           9.12%
                              State Street Bank and Trust Company                                     91,055,000          15.18%

       Class A(2004-3)        BNY / ITC - Dealers Clearance Special                                 $112,000,000          16.00%
                              Brown Brothers Harriman and Co.                                         50,000,000           7.14%
                              DBTC Americas/Deutsche Bank Frankfurt                                  150,000,000          21.43%
                              Deutsche Bank Securities Inc.                                          172,000,000          24.57%
                              JPMorgan Chase Bank                                                     55,000,000           7.86%
                              UBS Securities LLC/CMO                                                  50,000,000           7.14%

       Class A(2004-4)        Bank of New York (The)                                                $137,895,000          10.21%
                              JPMorgan Chase Bank                                                    120,840,000           8.95%
                              Mellon Trust of New England, National Association                      196,285,000          14.54%
                              Northern Trust Company (The)                                           113,490,000           8.41%
                              State Street Bank and Trust Company                                    532,045,000          39.41%

       Class A(2004-6)        Bank of New York (The)                                                $ 80,000,000          16.00%
                              Citibank, N.A.                                                          50,000,000          10.00%
                              Harris Trust and Savings Bank                                           35,000,000           7.00%
                              JPMorgan Chase Bank                                                     57,000,000          11.40%
                              Mellon Trust of New England, National Association                      199,500,000          39.90%
                              State Street Bank and Trust Company                                     70,500,000          14.10%

       Class B(2001-1)        Bank of New York (The)                                                $ 91,150,000          36.46%
                              Bank of Tokyo - Mitsubishi Trust Company                                15,000,000           6.00%
                              JPMorgan Chase Bank                                                    100,400,000          40.16%
                              PNC Bank, National Association                                          25,000,000          10.00%
                              State Street Bank and Trust Company                                     12,878,000           5.15%

       Class B(2001-2)        Bank of New York (The)                                                $ 45,747,000          18.30%
                              Bank of New York (The)/Fifth Third Bank                                 50,000,000          20.00%
                              JPMorgan Chase Bank                                                    133,653,000          53.46%

       Class B(2002-1)        Bank of New York (The)                                                $ 28,660,000          11.46%
                              Citibank, N.A.                                                          15,900,000           6.36%
                              JPMorgan Chase Bank                                                     44,185,000          17.67%
                              Mellon Trust of New England, National Association                       71,015,000          28.41%
                              State Street Bank and Trust Company                                     78,185,000          31.27%

       Class B(2002-2)        Bank of New York (The)                                                $ 42,166,000          16.87%
                              Bank of New York (The)/Fifth Third Bank                                 33,434,000          13.37%
                              Bank of Tokyo - Mitsubishi Trust Company                                23,276,000           9.31%
                              JPMorgan Chase Bank                                                     59,631,000          23.85%
                              Mellon Trust of New England, National Association                       48,900,000          19.56%
                              State Street Bank and Trust Company                                     15,000,000           6.00%
                              Wachovia Bank N.A. - Phila. Main                                        19,500,000           7.80%

       Class B(2002-3)        Bank of New York (The)                                                $ 47,550,000          19.02%
                              Barclays Global Investors N.A./Investors Bank and Trust                100,000,000          40.00%
                              Company
                              Citibank, N.A.                                                          75,000,000          30.00%
                              JPMorgan Chase Bank                                                     25,000,000          10.00%

       Class B(2002-4)        JPMorgan Chase Bank                                                   $182,800,000          91.40%

       Class B(2003-1)        Bank of New York (The)                                                $ 10,000,000           5.00%
                              Citibank, N.A.                                                          13,000,000           6.50%
                              JPMorgan Chase Bank                                                    100,000,000          50.00%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  10,000,000           5.00%
                              Merrill Lynch, Pierce Fenner and Smith Safekeeping                      40,000,000          20.00%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                 20,000,000          10.00%

       Class B(2003-2)        Bank of Tokyo - Mitsubishi Trust Company                              $150,000,000          75.00%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                  10,000,000           5.00%
                              State Street Bank and Trust Company                                     20,745,000          10.37%

       Class B(2003-3)        Bank of New York (The)                                                $ 17,988,000           8.99%
                              Bank of Tokyo - Mitsubishi Trust Company                                20,000,000          10.00%
                              JPMorgan Chase Bank                                                     60,155,000          30.08%
                              PNC Bank, National Association                                          25,000,000          12.50%
                              State Street Bank and Trust Company                                     51,957,000          25.98%

       Class B(2003-5)        Bank of New York (The)                                                $ 18,605,000          12.40%
                              JPMorgan Chase Bank                                                     33,720,000          22.48%
                              Mellon Trust of New England, National Association                        9,342,000           6.23%
                              State Street Bank and Trust Company                                     75,493,000          50.33%

       Class B(2004-1)        Bank of New York (The)                                                $ 20,200,000           5.77%
                              Citibank, N.A.                                                          42,100,000          12.03%
                              Northern Trust Company (The)                                            28,125,000           8.04%
                              State Street Bank and Trust Company                                    227,515,000          65.00%

       Class C(2001-1)        Bank of Tokyo - Mitsubishi Trust Company                              $ 49,545,000          19.82%
                              Citigroup Global Markets Inc./Salomon Brothers                          18,026,200           7.21%
                              JPMorgan Chase Bank                                                     53,125,000          21.25%
                              Mellon Trust of New England, National Association                       64,212,800          25.69%
                              State Street Bank and Trust Company                                     22,149,000           8.86%

       Class C(2001-3)        Bank of New York (The)                                                $ 67,668,000          16.92%
                              Bank of Tokyo - Mitsubishi Trust Company                                50,000,000          12.50%
                              JPMorgan Chase Bank                                                     63,821,000          15.96%
                              Mellon Trust of New England, National Association                       53,450,000          13.36%
                              Northern Trust Company (The)                                            31,265,000           7.82%
                              State Street Bank and Trust Company                                    101,432,000          25.36%

       Class C(2001-4)        JPMorgan Chase Bank                                                   $215,000,000          86.00%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                 20,000,000           8.00%

       Class C(2001-5)        Bank of New York (The)                                                $ 26,325,000          17.55%
                              JPMorgan Chase Bank                                                     85,000,000          56.67%
                              LaSalle Bank National Association                                       15,750,000          10.50%
                              State Street Bank and Trust Company                                     11,075,000           7.38%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                 10,000,000           6.67%

       Class C(2002-1)        Bank of New York (The)                                                $ 31,385,000          12.55%
                              Citibank, N.A.                                                          55,000,000          22.00%
                              JPMorgan Chase Bank                                                     57,625,000          23.05%
                              Mellon Trust of New England, National Association                       30,811,000          12.32%
                              State Street Bank and Trust Company                                     37,685,000          15.07%

       Class C(2002-3)        Bank of New York (The)                                                $ 12,000,000           6.00%
                              Citibank, N.A.                                                          32,000,000          16.00%
                              JPMorgan Chase Bank                                                     18,500,000           9.25%
                              LaSalle Bank National Association                                       15,500,000           7.75%
                              UBS AG                                                                  90,000,000          45.00%
                              Wells Fargo Bank, National Association                                  18,000,000           9.00%

       Class C(2002-4)        JPMorgan Chase Bank                                                   $ 80,000,000          80.00%
                              State Street Bank and Trust Company                                     15,000,000          15.00%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                  5,000,000           5.00%

       Class C(2002-5)        Bank of New York (The)                                                $ 38,000,000          38.00%
                              Brown Brothers Harriman and Co.                                          8,000,000           8.00%
                              Mellon Trust of New England, National Association                       10,610,000          10.61%
                              Merrill Lynch, Pierce Fenner and Smith Safekeeping                       5,005,000           5.01%
                              Northern Trust Company (The)                                            16,700,000          16.70%
                              State Street Bank and Trust Company                                     14,637,000          14.64%

       Class C(2002-6)        Bank of New York (The)                                                  $3,000,000           6.00%
                              JPMorgan Chase Bank                                                     20,000,000          40.00%
                              LaSalle Bank National Association                                        8,000,000          16.00%
                              State Street Bank and Trust Company                                      4,000,000           8.00%
                              Wachovia Bank N.A.                                                       4,000,000           8.00%
                              Wells Fargo Bank, National Association                                  11,000,000          22.00%

       Class C(2002-7)        Bank of New York (The)                                                  $9,750,000          19.50%
                              Citibank, N.A.                                                          13,000,000          26.00%
                              JPMorgan Chase Bank                                                     17,000,000          34.00%
                              LaSalle Bank National Association                                        4,000,000           8.00%
                              State Street Bank and Trust Company                                      5,000,000          10.00%

       Class C(2003-1)        JPMorgan Chase Bank                                                   $ 93,600,000          46.80%
                              LaSalle Bank National Association                                       18,000,000           9.00%
                              Morgan Stanley and Co. Incorporated                                     30,000,000          15.00%
                              State Street Bank and Trust Company                                     13,785,000           6.89%
                              Wells Fargo Bank, National Association                                  12,000,000           6.00%

       Class C(2003-2)        Bank of New York (The)/Broker Dealer Omnibus                          $ 10,000,000          10.00%
                              JPMorgan Chase Bank                                                     80,000,000          80.00%
                              State Street Bank and Trust Company                                     10,000,000          10.00%

       Class C(2003-3)        Bank of New York (The)                                                $ 50,000,000          28.57%
                              Bank of New York (The)/Broker Dealer Omnibus                            21,000,000          12.00%
                              Bear, Stearns Securities Corp.                                          20,000,000          11.43%
                              Citibank, N.A.                                                          19,700,000          11.26%
                              JPMorgan Chase Bank                                                     25,300,000          14.46%
                              JPMorgan Chase Bank/JPMSI Prime Brokerage                                9,000,000           5.14%
                              PNC Bank, National Association                                          15,420,000           8.81%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                  9,000,000           5.14%

       Class C(2003-5)        Bank of New York (The)/Broker Dealer Omnibus                          $ 75,000,000          75.00%
                              Brown Brothers Harriman and Co.                                          7,110,000           7.11%
                              Citibank, N.A.                                                          10,360,000          10.36%

       Class C(2003-6)        Bank of New York (The)                                                $ 78,000,000          31.20%
                              Bank of Tokyo - Mitsubishi Trust Company                               150,000,000          60.00%
                              Citigroup Global Markets Inc./Salomon Brothers                          13,000,000           5.20%

       Class C(2003-7)        UFJ Trust Company of New York                                         $100,000,000         100.00%

       Class C(2004-1)        Bank of New York (The)/Broker Dealer Omnibus                          $100,000,000          50.00%
                              Bank of Tokyo - Mitsubishi Trust Company                                80,000,000          40.00%
                              Citigroup Global Markets Inc./Salomon Brothers                          20,000,000          10.00%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          None

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          Not Applicable

                                               PART IV
                                               -------

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

3.   Exhibits:

         31. Certification

         99.01 Annual Accountant's reports each dated August 16, 2004 with respect to MBNA Master Credit Card Trust II and the
         MBNA Credit Card Master Note Trust MBNAseries
         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class A(2002-1), Class A(2002-3),
         Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12),
         Class A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7),
         Class A(2003-8), Class A(2003-9), Class A(2003-10), Class A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3),
         Class A(2004-4), Class A(2004-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3),
         Class B(2002-4), Class B(2003-1), Class B(2003-2), Class B(2003-3), Class B(2003-5), Class B(2004-1), Class C(2001-1),
         Class C(2001-3), Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3), Class C(2003-5), Class C(2003-6),
         Class C(2003-7), Class C(2004-1).

         99.02 Annual Servicer's Certificate dated August 16, 2004 with respect to the MBNA Master Credit Card Trust II and the
         MBNA Credit Card Master Note Trust MBNAseries
         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-4), Class A(2001-5), Class A(2002-1), Class A(2002-3),
         Class A(2002-4), Class A(2002-5), Class A(2002-6), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12),
         Class A(2002-13), Class A(2003-1), Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7),
         Class A(2003-8), Class A(2003-9), Class A(2003-10), Class A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3),
         Class A(2004-4), Class A(2004-6), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3),
         Class B(2002-4), Class B(2003-1), Class B(2003-2), Class B(2003-3), Class B(2003-5), Class B(2004-1), Class C(2001-1),
         Class C(2001-3), Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5),
         Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3), Class C(2003-5), Class C(2003-6),
         Class C(2003-7), Class C(2004-1).

(b)   Forms 8-K were filed by the registrant during the fiscal year ending June 30, 2004. The reports filed included the following:

            Item 2.  Acquisition or Disposition of Assets

            Item 5.  Other Events

            Item 7.  Financial Statements, Pro Forma Financial
                     Information and Exhibits

                8-K Filing Date                Item 2      Item 5     Item 7
                ---------------                ------      ------     ------
                  July 14, 2003                                 X          X
                  July 16, 2003                                 X          X
                  July 23, 2003                                 X          X
                  August 1, 2003                                X          X
                  August 14, 2003                  X            X          X
                  September 12, 2003                            X          X
                  September 15, 2003                            X          X
                  September 25, 2003                            X          X
                  September 30, 2003                            X          X
                  October 15, 2003                              X          X
                  October 16, 2003                              X          X
                  October 28, 2003                              X          X
                  November 17, 2003                             X          X
                  November 25, 2003                             X          X
                  December 15, 2003                             X          X
                  December 19, 2003                             X          X
                  January 16, 2004                                         X
                  February 10, 2004                             X          X
                  February 17, 2004                                        X
                  February 24, 2004                             X          X
                  February 25, 2004                             X          X
                  March 2, 2004                                 X          X
                  March 15, 2004                                           X
                  March 16, 2004                                X          X
                  March 17, 2004                                X          X
                  March 25, 2004                                X          X
                  April 1, 2004                                 X          X
                  April 7, 2004                                 X          X
                  April 15, 2004                                X          X
                  May 17, 2004                                  X          X
                  May 27, 2004                                  X          X
                  June 15, 2004                                 X          X
                  June 17, 2004                                 X          X

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

                                            MBNA Credit Card Master Note Trust (Registrant)
                                            By: MBNA America Bank, National Association
                                            As Servicer

Date:  September 21, 2004                   By: /s/Douglas O. Hart
                                            -------------------------------
                                            Douglas O. Hart
                                            Senior Executive Vice President