Form 10-K
period 2005-06-30
MBNA CREDIT CARD MASTER NOTE TRUST
filed 2005-09-22
CIK 1128250

                                                UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, DC   20549

                                                 FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2005

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

                                            1100 North King Street
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
         Class A (2004-2) dated as of February 25, 2004
         Class A (2004-3) dated as of March 17, 2004
         Class A (2004-4) dated as of April 15, 2004
         Class A (2004-6) dated as of June 17, 2004
         Class A (2004-7) dated as of July 28, 2004
         Class A (2004-8) dated as of September 14, 2004
         Class A (2004-10) dated as of October 27, 2004
         Class A (2005-1) dated as of April 20, 2005
         Class A (2005-2) dated as of May 19, 2005
         Class A (2005-3) dated as of June 14, 2005
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
         Class B (2003-2) dated as of June 12, 2003
         Class B (2003-3) dated as of August 20, 2003
         Class B (2003-5) dated as of October 2, 2003
         Class B (2004-1) dated as of April 1, 2004
         Class B (2004-2) dated as of August 11, 2004
         Class B (2005-1) dated as of June 22, 2005
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
         Class C (2003-5) dated as of July 2, 2003
         Class C (2003-6) dated as of July 30, 2003
         Class C (2003-7) dated as of November 5, 2003
         Class C (2004-1) dated as of March 16, 2004
         Class C (2004-2) dated as of July 1, 2004
         Class C (2005-1) dated as of June 1, 2005

together the ("Terms Documents"), with the Indenture, Indenture Supplement and Terms Documents providing for the issuance of the
Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-5), Class A(2002-1), Class A(2002-3), Class A(2002-4), Class
A(2002-5), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1), Class A(2003-2),
Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9), Class A(2003-10), Class
A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class A(2004-6), Class A(2004-7), Class A(2004-8),
Class A(2004-10), Class A(2005-1), Class A(2005-2), Class A(2005-3), Class B(2001-1), Class B(2001-2), Class B(2002-1), Class
B(2002-2), Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2), Class B(2003-3), Class B(2003-5), Class B(2004-1),
Class B(2004-2), Class B(2005-1), Class C(2001-1), Class C(2001-3), Class C(2001-4), Class C(2001-5), Class C(2002-1), Class
C(2002-3), Class C(2002-4), Class C(2002-5), Class C(2002-6), Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3),
Class C(2003-5), Class C(2003-6), Class C(2003-7), Class C(2004-1), Class C(2004-2) and Class C(2005-1) Notes (together, the
"Notes").  Neither the Certificate nor the Notes represent obligations of or interests in MBNA.  In November 1988, MBNA made application under the Securities Exchange Act of 1934 for an exemption from certain reporting requirements.  On December 30, 1988, the staff of the Securities and Exchange Commission's Division of Corporation Finance granted MBNA's exemption request, pursuant to which MBNA is not required to respond to various items of Form 10-K.  Such items are designated herein as "Not Applicable".

                                     PART I
                                     ------

Item 1.   Business.
-------   ---------

          Not Applicable

Item 2.   Properties.
-------   -----------

          Not Applicable

Item 3.   Legal Proceedings.
-------   ------------------

        Industry Developments

        MBNA issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and
Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits by U.S. merchants who opted out of the Wal-Mart settlement.

        In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the "association rules") were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa's or MasterCard's networks, such as MBNA and MBNA Corporation's other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. MasterCard and Visa are also parties to suits alleging that
MasterCard's and Visa's currency conversion practices are unlawful.

        In 2005, certain retail merchants filed purported class action lawsuits in various federal courts, alleging that MasterCard and Visa and their member banks, including MBNA, conspired to charge retailers excessive interchange and other fees in violation of federal antitrust laws. MBNA is named as a defendant in certain of these lawsuits. MBNA is in the process of reviewing and assessing the impact of the lawsuits.

        The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including MBNA.

        Litigation

        Securities Class Actions

        In 2005, several lawsuits were filed in federal court against MBNA Corporation, which is the parent of MBNA, and certain of its officers. These lawsuits are purported class actions seeking unspecified damages, interest and costs, including reasonable attorneys' fees, stemming from alleged violations of the Securities Exchange Act of 1934, as amended. On April 21, 2005, MBNA
Corporation announced in its first quarter earnings release that management believed MBNA Corporation's 2005 earnings would be
"significantly below" its previously-stated growth objective. MBNA Corporation's stock price dropped following publication of that earnings release. The lawsuits allege that MBNA Corporation and certain of its officers violated federal securities laws through material misstatements and omissions regarding MBNA Corporation's business, which the plaintiffs allege had the effect of inflating
MBNA Corporation's stock price. Additionally, in 2005, shareholder derivative lawsuits were filed in federal and state court on behalf of MBNA Corporation alleging that certain officers and directors of MBNA Corporation breached their fiduciary duties to MBNA
Corporation and violated federal securities laws. These claims arise from the facts stated above. One of these derivative lawsuits also alleges that the directors of MBNA Corporation violated their fiduciary duties in approving the merger of MBNA Corporation and
Bank of America Corporation and seeks to enjoin the merger.

        In June 2005, a purported class action lawsuit was filed in the United States District Court for the District of Delaware
against MBNA Corporation, the Pension and 401(k) Plan Committee of MBNA Corporation and certain directors and officers of MBNA
Corporation. The lawsuit alleges that the defendants violated certain provisions of the Employee Retirement Income Security Act of
1974 as a result of breaches of fiduciary duties owed to the 401(k) plan participants and beneficiaries. Specifically, the alleged breaches of fiduciary duties related to, but are not limited to, (i) offering MBNA Corporation common stock as an investment option,
(ii) purchasing MBNA Corporation stock for the 401(k) plan, (iii) holding MBNA Corporation stock in the 401(k) plan, (iv) failing to monitor the 401(k) plan's investment in MBNA Corporation stock and (v) failing to communicate information concerning MBNA
Corporation's financial performance to 401(k) plan participants and beneficiaries.

        MBNA Corporation denies the claims made in the class action, shareholder derivative and ERISA lawsuits and intends to defend these matters vigorously.

        Foreign Currency Conversion Fee Litigation

        MBNA and MBNA Corporation are among the card issuers who are defendants in In Re Currency Conversion Fee Antitrust
Litigation, a class action filed in the U.S. District Court for the Southern District of New York that relates to foreign currency conversion fees charged to customers. MasterCard and Visa applied a currency conversion rate, equal to a wholesale rate plus 1% to credit card transactions in foreign currencies for conversion of the foreign currency into U.S. dollars. MasterCard and Visa required MBNA and other member banks to disclose the 1% add-on to the wholesale rate if the bank chose to pass it along to the cardholder. MBNA disclosed this information in its cardholder agreements. In January 2002, MBNA and MBNA Corporation were added as defendants in the matter. The plaintiffs claim that the defendants conspired in violation of the antitrust laws to charge foreign currency conversion fees and failed to properly disclose the fees in solicitations and applications, initial disclosure statements and cardholder statements, in violation of the Truth-in-Lending Act. The plaintiffs also claim that the bank defendants and
MasterCard and Visa conspired to charge the 1% foreign currency conversion fee assessed by MasterCard and Visa and an additional fee assessed by some issuers. In the United States MBNA did not charge the additional fee on consumer credit cards in addition to the fee charged by MasterCard and Visa. However, MBNA did charge such an additional fee on business credit cards. The plaintiffs are seeking unspecified monetary damages and injunctive relief. In July 2003, the court granted a motion to dismiss certain
Truth-in-Lending Act claims against MBNA, MBNA Corporation and other defendants, but denied a motion to dismiss the antitrust claims against the defendants. In October 2004, a class was certified by the court. MBNA and MBNA Corporation intend to defend this matter vigorously and believe that the claim is without merit.

        Arbitration Litigation

        In August 2005, a purported class action lawsuit was filed in the United States District Court for the Southern District of
New York, alleging that several of the nation's largest credit card issuers illegally conspired to compel their customers to submit disputes to an arbitrator rather than a court. MBNA, MBNA Corporation and MBNA (Delaware) Bank N.A. are among the defendants named in the lawsuit. MBNA and its affiliates deny the claims made in the lawsuit and intend to defend the matter vigorously.

        MBNA and its affiliates are commonly subject to various pending or threatened legal proceedings, including certain class actions, arising out of the normal course of business. In view of the inherent difficulty of predicting the outcome of such matters,
MBNA cannot state what the eventual outcome of these matters will be.

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
-------   Results of Operations.
          ---------------------------------------------------------------

          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.
--------  ----------------------------------------------------------

          Not Applicable

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

          Not Applicable

Item 9.   Changes in and Disagreements With Accountants on Accounting
-------   and Financial Disclosure.
          -----------------------------------------------------------

          None

Item 9A.  Controls and Procedures.
--------  ------------------------

          Not Applicable

Item 9B.  Other Information.
--------  ------------------------

          None
                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

          Not Applicable

Item 11.  Executive Compensation.
--------  -----------------------

          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.
--------  ---------------------------------------------------------------

   (a) The Notes of the MBNAseries represent investors' interests in the Trust are represented by one or more Notes registered in the name of Cede and Co., the nominee of The Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Note representing such interest except in certain limited circumstances.  Accordingly, Cede and Co. is the sole holder of record of Notes, which it holds on behalf of brokers, dealers, banks and other direct participants in the DTC system at June 30, 2005.  Such direct participants may hold Notes for their own accounts or for the accounts of their customers.  At June
30, 2005, the following direct DTC participants held positions in Notes representing interests in the Trust equal to or exceeding
5% of the total principal amount of the Notes of one or more Series outstanding on that date, as indicated. The information on DTC participants held positions is provided by DTC.

                                                                                                     Aggregate
                                                                                                      Amount of          Percentage
                                                                                                   Certificates              Of
        Title / Class                              Name                                                 Held             Ownership
-------------------           -----------------------------------------------------           ------------------------   ----------
Series 2001-D
Class A(2001-1)               Bank of New York (The)                                                   $209,739,000          21.0%
                              JPMorgan Chase Bank                                                       190,188,000          19.0%
                              Mellon Trust of New England, National Association                         120,850,000          12.1%
                              State Street Bank and Trust Company                                       145,522,000          14.6%

Class A(2001-2)               Bank of New York (The)                                                   $110,000,000          22.0%
                              Citibank, N.A.                                                             79,000,000          15.8%
                              JPMorgan Chase Bank                                                       163,662,808          32.7%
                              SSB Bank Portfolio                                                         67,000,000          13.4%
                              State Street Bank and Trust Company                                        50,000,000          10.0%

Class A(2001-3)               Bank of New York (The)                                                   $150,553,000          15.1%
                              Citibank Dealer - Tax Exempt Operations                                    59,440,000           5.9%
                              Citibank, N.A.                                                             57,829,000           5.8%
                              JPMorgan Chase Bank                                                       160,970,000          16.1%
                              Mellon Trust of New England, National Association                         276,580,000          27.7%
                              State Street Bank and Trust Company                                       187,628,000          18.8%

Class A(2001-5)               Bank of New York (The)                                                    $43,845,000           8.8%
                              Citibank, N.A.                                                             60,000,000          12.0%
                              JPMorgan Chase Bank                                                        79,905,000          16.0%
                              State Street Bank and Trust Company                                       133,460,000          26.7%
                              U.S. Bank N.A.                                                             50,320,000          10.1%
                              Wachovia Bank N.A. - Phila. Main                                           29,000,000           5.8%

Class A(2002-1)               Bank of New York (The)                                                   $166,414,000          16.6%
                              JPMorgan Chase Bank                                                       306,495,000          30.6%
                              Mellon Trust of New England, National Association                         145,425,000          14.5%
                              State Street Bank and Trust Company                                       146,853,000          14.7%

Class A(2002-3)               Bank of New York (The)                                                   $111,800,000          14.9%
                              Citibank, N.A.                                                             96,040,000          12.8%
                              JPMorgan Chase Bank                                                       169,110,000          22.5%
                              State Street Bank and Trust Company                                        55,910,000           7.5%
                              Swiss American Securities Inc.                                             65,000,000           8.7%
                              U.S. Bank N.A.                                                            140,000,000          18.7%

Class A(2002-4)               Bank of New York (The)                                                   $145,005,000          14.5%
                              JPMorgan Chase Bank                                                       153,889,000          15.4%
                              Mellon Trust of New England, National Association                         242,160,000          24.2%
                              State Street Bank and Trust Company                                       298,886,000          29.9%

Class A(2002-5)               Bank of New York (The) / Societe General Bank                             $65,000,000           8.7%
                              Citibank, N.A.                                                             61,000,000           8.1%
                              HSBC Bank and Trust Company(Delaware), National Association                40,000,000           5.3%
                              JPMorgan Chase Bank                                                        87,250,000          11.6%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     70,000,000           9.3%
                              U.S. Bank N.A.                                                            382,700,000          51.0%

Class A(2002-8)               Bank of New York (The)                                                   $107,000,000          26.8%
                              Citibank, N.A.                                                             50,000,000          12.5%
                              JPMorgan Chase Bank                                                       116,500,000          29.1%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     25,000,000           6.3%
                              U.S. Bank N.A.                                                             68,000,000          17.0%

Class A(2002-9)               Bank of New York (The)                                                   $120,895,000          17.3%
                              JPMorgan Chase Bank                                                       121,750,000          17.4%
                              Mellon Trust of New England, National Association                          54,710,000           7.8%
                              State Street Bank and Trust Company                                       363,080,000          51.9%

Class A(2002-10)              Brown Brothers Harriman and Co.                                           $60,525,000           6.1%
                              JPMorgan Chase Bank                                                       320,650,000          32.1%
                              State Street Bank and Trust Company                                       323,675,000          32.4%
                              UBS Securities LLC                                                        117,000,000          11.7%

Class A(2002-12)              Bank of New York (The)                                                    $80,400,000           5.4%
                              Barclays Global Investors N.A./Investors Bank and Trust Company            77,000,000           5.1%
                              Citibank Dealer - Tax Exempt Operations                                   100,000,000           6.7%
                              JPMorgan Chase Bank                                                        88,545,000           5.9%
                              Mellon Trust of New England, National Association                         180,545,000          12.0%
                              State Street Bank and Trust Company                                       717,205,000          47.8%

Class A(2002-13)              JPMorgan Chase Bank                                                       $38,940,000           7.8%
                              Mellon Trust of New England, National Association                          96,840,000          19.4%
                              State Street Bank and Trust Company                                       215,650,000          43.1%
                              Wachovia Bank N.A. - Phila. Main                                           26,500,000           5.3%

Class A(2003-1)               Bank of New York (The)                                                    $67,565,000          13.5%
                              Citibank, N.A.                                                             72,580,000          14.5%
                              JPMorgan Chase Bank                                                        99,330,000          19.9%
                              Mellon Trust of New England, National Association                          28,235,000           5.6%
                              Northern Trust Company (The)                                               34,855,000           7.0%
                              State Street Bank and Trust Company                                        90,315,000          18.1%

Class A(2003-2)               Bank of New York (The)                                                   $123,880,000          12.4%
                              BNY/Sun Trust Bank                                                         50,000,000           5.0%
                              Citibank, N.A.                                                             69,285,000           6.9%
                              JPMorgan Chase Bank                                                       145,690,000          14.6%
                              Mellon Trust of New England, National Association                          99,590,000          10.0%
                              State Street Bank and Trust Company                                       220,600,000          22.1%
                              U.S. Bank N.A.                                                            175,000,000          17.5%

Class A(2003-3)               Bank of New York (The)                                                    $99,275,000          13.2%
                              JPMorgan Chase Bank                                                       106,073,000          14.1%
                              Mellon Trust of New England, National Association                         204,557,000          27.3%
                              State Street Bank and Trust Company                                       101,370,000          13.5%

Class A(2003-4)               Bank of New York (The)                                                   $175,000,000          23.3%
                              Citibank, N.A.                                                             45,000,000           6.0%
                              Harris Trust and Savings Bank                                              40,000,000           5.3%
                              JPMorgan Chase Bank                                                        60,000,000           8.0%
                              U.S. Bank N.A.                                                            355,000,000          47.3%

Class A(2003-6)               Bank of New York (The)                                                    $34,275,000           6.9%
                              BNY/Sun Trust Bank Portfolio                                               50,000,000          10.0%
                              JPMorgan Chase Bank                                                       186,740,000          37.3%
                              Mellon Trust of New England, National Association                          57,455,000          11.5%
                              Northern Trust Company (The)                                               37,325,000           7.5%
                              State Street Bank and Trust Company                                        68,705,000          13.7%

Class A(2003-7)               Bank of New York (The)                                                    $98,880,000          15.2%
                              JPMorgan Chase Bank                                                        79,515,000          12.2%
                              Mellon Trust of New England, National Association                          97,860,000          15.1%
                              Northern Trust Company (The)                                               44,580,000           6.9%
                              State Street Bank and Trust Company                                       161,825,000          24.9%

Class A(2003-8)               Bank of New York (The)                                                   $236,500,000          31.5%
                              Citibank, N.A.                                                            191,500,000          25.5%
                              Harris Trust and Savings Bank                                              40,000,000           5.3%
                              LaSalle Bank National Association                                          50,000,000           6.7%
                              State Street Bank and Trust Company                                        50,000,000           6.7%
                              U.S. Bank N.A.                                                            149,000,000          19.9%

Class A(2003-9)               Bank of New York (The)                                                   $128,175,000          12.2%
                              Citibank, N.A.                                                            106,000,000          10.1%
                              JPMorgan Chase Bank                                                       168,150,000          16.0%
                              Mellon Trust of New England, National Association                          87,625,000           8.3%
                              Merrill Lynch, Pierce Fenner and Smith Safekeeping                         60,000,000           5.7%
                              State Street Bank and Trust Company                                       398,000,000          37.9%

Class A(2003-10)              BNY / ITC - Dealers Clearance Special                                    $180,000,000          36.0%
                              Deutsche Bank Securities Inc.                                              50,000,000          10.0%
                              HSBC Bank USA Omnibus                                                      50,000,000          10.0%
                              JPMorgan Chase Bank                                                        96,000,000          19.2%
                              LaSalle Bank National Association                                          40,000,000           8.0%
                              State Street Bank and Trust Company                                        50,000,000          10.0%

Class A(2003-11)              Bank of New York (The)                                                    $40,885,000           8.2%
                              JPMorgan Chase Bank                                                        69,990,000          14.0%
                              JPMorgan Securities, Fixed Income                                          35,730,000           7.1%
                              Mellon Trust of New England, National Association                         158,210,000          31.6%
                              State Street Bank and Trust Company                                        65,310,000          13.1%
                              Union Bank of California Capital Markets                                   40,000,000           8.0%
                              Wachovia Bank N.A. - Phila. Main                                           29,000,000           5.8%

Class A(2003-12)              Bank of New York (The)                                                   $120,440,000          24.1%
                              Citibank, N.A.                                                             46,200,000           9.2%
                              JPMorgan Chase Bank                                                        91,150,000          18.2%
                              U.S. Bank N.A.                                                            165,900,000          33.2%
                              Wells Fargo Bank, National Association                                     25,000,000           5.0%

Class A(2004-2)               Bank of New York (The)                                                   $326,900,000          54.5%
                              JPMorgan Chase Bank                                                        41,496,000           6.9%
                              State Street Bank and Trust Company                                       108,305,000          18.1%

Class A(2004-3)               Barclays Capital,Inc. / Barlays Bank / PLC New York Branch                $35,000,000           5.0%
                              BNY / ITC - Dealers Clearance Special                                     292,000,000          41.7%
                              Brown Brothers Harriman and Co.                                            50,000,000           7.1%
                              JPMorgan Chase Bank                                                       260,000,000          37.1%

Class A(2004-4)               Bank of New York (The)                                                   $118,730,000           8.8%
                              JPMorgan Chase Bank                                                       120,346,000           8.9%
                              Mellon Trust of New England, National Association                         227,840,000          16.9%
                              Northern Trust Company (The)                                              127,605,000           9.5%
                              State Street Bank and Trust Company                                       486,445,000          36.0%

Class A(2004-6)               Bank of New York (The)                                                    $80,000,000          16.0%
                              Citibank, N.A.                                                             53,000,000          10.6%
                              Citigroup Global Markets Inc./Salomon Brothers                             25,000,000           5.0%
                              Credit Suisse First Boston, LLC                                            25,000,000           5.0%
                              Harris Trust and Savings Bank                                              35,000,000           7.0%
                              JPMorgan Chase Bank                                                       107,000,000          21.4%
                              Mellon Trust of New England, National Association                         100,000,000          20.0%
                              State Street Bank and Trust Company                                        70,000,000          14.0%

Class A(2004-7)               Bank of New York (The)                                                    $91,980,000          10.2%
                              Brown Brothers Harriman and Co.                                           210,000,000          23.3%
                              Dresner Kleinwort Wasserstein Securities LLC                               45,000,000           5.0%
                              JPMorgan Chase Bank                                                       365,330,000          40.6%
                              State Street Bank and Trust Company                                        80,330,000           8.9%

Class A(2004-8)               Bank of New York (The)                                                   $105,000,000          21.0%
                              Citibank, N.A.                                                             87,500,000          17.5%
                              Harris Trust and Savings Bank                                              30,000,000           6.0%
                              Investors Bank and Trust Company                                           27,500,000           5.5%
                              JPMorgan Chase Bank                                                        70,000,000          14.0%
                              Mellon Trust of New England, National Association                         175,000,000          35.0%

Class A(2004-10)              Bank of New York (The)                                                    $65,000,000          13.0%
                              Brown Brothers Harriman and Co.                                            40,000,000           8.0%
                              Citibank, N.A.                                                             35,000,000           7.0%
                              JPMorgan Chase Bank                                                       224,900,000          45.0%
                              Northern Trust Company (The)                                              105,000,000          21.0%
                              State Street Bank and Trust Company                                        30,000,000           6.0%

Class A(2005-1)               Bank of New York (The)                                                   $167,839,000          22.4%
                              JPMorgan Chase Bank                                                       150,295,000          20.0%
                              Mellon Trust of New England, National Association                          83,169,000          11.1%
                              Northern Trust Company (The)                                               53,468,000           7.1%
                              State Street Bank and Trust Company                                       183,359,000          24.4%
                              U.S. Bank N.A.                                                             40,755,000           5.4%

Class A(2005-2)               Bank of New York (The)                                                   $205,000,000          41.0%
                              Citibank, N.A.                                                             55,000,000          11.0%
                              JPMorgan Chase Bank                                                       146,000,000          29.2%
                              State Street Bank and Trust Company                                        80,000,000          16.0%

Class A(2005-3)               Bank of New York (The)                                                    $50,175,000           8.4%
                              JPMorgan Chase Bank                                                       191,043,000          31.8%
                              Mellon Trust of New England, National Association                         199,979,000          33.3%
                              State Street Bank and Trust Company                                        87,645,000          14.6%

Class B(2001-1)               Bank of New York (The)                                                   $107,250,000          42.9%
                              Bank of Tokyo - Mitsubishi Trust Company                                   15,000,000           6.0%
                              JPMorgan Chase Bank                                                        91,900,000          36.8%
                              PNC Bank, National Association                                             25,000,000          10.0%

Class B(2001-2)               Bank of New York (The)                                                     73,247,000          29.3%
                              Barclays Global Investors N.A./Investors Bank and Trust Company            50,000,000          20.0%
                              JPMorgan Chase Bank                                                       116,153,000          46.5%

Class B(2002-1)               Bank of New York (The)                                                    $31,660,000          12.7%
                              Citibank, N.A.                                                             15,900,000           6.4%
                              JPMorgan Chase Bank                                                        46,920,000          18.8%
                              Mellon Trust of New England, National Association                          70,865,000          28.3%
                              State Street Bank and Trust Company                                        72,535,000          29.0%

Class B(2002-2)               Bank of New York (The)                                                    $47,166,000          18.9%
                              Bank of Tokyo - Mitsubishi Trust Company                                   23,276,000           9.3%
                              JPMorgan Chase Bank                                                        87,865,000          35.1%
                              Mellon Trust of New England, National Association                          48,900,000          19.6%
                              Wachovia Bank N.A. - Phila. Main                                           19,500,000           7.8%

Class B(2002-3)               Bank of New York (The)                                                    $47,550,000          19.0%
                              Barclays Global Investors N.A./Investors Bank and Trust Company           100,000,000          40.0%
                              Citibank, N.A.                                                             75,000,000          30.0%
                              JPMorgan Chase Bank                                                        25,000,000          10.0%

Class B(2002-4)               Citibank, N.A.                                                           $120,630,000          60.3%
                              JPMorgan Chase Bank                                                        62,800,000          31.4%

Class B(2003-1)               American Express Trust Company                                            $10,000,000           5.0%
                              Bank of New York (The)                                                     10,000,000           5.0%
                              Citibank, N.A.                                                             13,000,000           6.5%
                              JPMorgan Chase Bank                                                       120,000,000          60.0%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     10,000,000           5.0%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                    20,000,000          10.0%

Class B(2003-2)               Bank of New York (The)                                                    $13,810,000           6.9%
                              Bank of Tokyo - Mitsubishi Trust Company                                  150,000,000          75.0%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     10,000,000           5.0%
                              SSB Bank Portfolio                                                         12,860,000           6.4%

Class B(2003-3)               Bank of New York (The)                                                    $18,158,000           9.1%
                              Bank of Tokyo - Mitsubishi Trust Company                                   20,000,000          10.0%
                              Citibank, N.A.                                                             11,435,000           5.7%
                              JPMorgan Chase Bank                                                        20,905,000          10.5%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     40,000,000          20.0%
                              PNC Bank, National Association                                             16,000,000           8.0%
                              State Street Bank and Trust Company                                        54,212,000          27.1%

Class B(2003-5)               Bank of New York (The)                                                    $29,913,000          19.9%
                              JPMorgan Chase Bank                                                        34,625,000          23.1%
                              Mellon Trust of New England, National Association                           9,342,000           6.2%
                              State Street Bank and Trust Company                                        64,085,000          42.7%

Class B(2004-1)               Bank of New York (The)                                                    $28,200,000           8.1%
                              Citibank, N.A.                                                             78,775,000          22.5%
                              JPMorgan Chase Bank/Greenwich Capital                                      30,000,000           8.6%
                              Mellon Trust of New England, National Association                          20,960,000           6.0%
                              State Street Bank and Trust Company                                       150,515,000          43.0%

Class B(2004-2)               Citibank, N.A.                                                            $20,000,000          13.3%
                              JPMorgan Chase Bank                                                        45,000,000          30.0%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     10,000,000           6.7%
                              SSB Bank Portfolio                                                         10,000,000           6.7%
                              State Street Bank and Trust Company                                        50,000,000          33.3%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                    10,000,000           6.7%

Class B(2005-1)               Bank of New York (The)                                                    $20,000,000          16.0%
                              Citigroup Global Markets Inc./Salomon Brothers                             15,000,000          12.0%
                              JPMorgan Chase Bank/Correspondence Clearing Services 2                     50,000,000          40.0%
                              SSB Bank Portfolio                                                         40,000,000          32.0%

Class C(2001-1)               Bank of New York (The)                                                    $35,300,000          14.1%
                              Bank of Tokyo - Mitsubishi Trust Company                                   47,500,000          19.0%
                              Citigroup Global Markets Inc./Salomon Brothers                             18,026,200           7.2%
                              JPMorgan Chase Bank                                                        46,840,000          18.7%
                              Mellon Trust of New England, National Association                          27,252,800          10.9%
                              State Street Bank and Trust Company                                        45,095,000          18.0%

Class C(2001-3)               Bank of New York (The)                                                    $78,753,000          19.7%
                              Bank of Tokyo - Mitsubishi Trust Company                                   50,000,000          12.5%
                              Barclays Capital,Inc. / Fixed Income                                       24,490,000           6.1%
                              JPMorgan Chase Bank                                                        59,958,000          15.0%
                              JPMorgan Chase Bank/Greenwich Capital                                      28,500,000           7.1%
                              Northern Trust Company (The)                                               32,925,000           8.2%
                              State Street Bank and Trust Company                                        81,103,000          20.3%

Class C(2001-4)               JPMorgan Chase Bank                                                      $215,000,000          86.0%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                    20,000,000           8.0%

Class C(2001-5)               Bank of New York (The)                                                    $37,650,000          25.1%
                              JPMorgan Chase Bank                                                        85,000,000          56.7%
                              LaSalle Bank National Association                                          15,750,000          10.5%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                    10,000,000           6.7%

Class C(2002-1)               Bank of New York (The)                                                    $42,475,000          17.0%
                              Citibank, N.A.                                                             55,000,000          22.0%
                              Credit Suisse First Boston, LLC                                            20,792,000           8.3%
                              JPMorgan Chase Bank                                                        64,790,000          25.9%
                              Mellon Trust of New England, National Association                          21,363,000           8.5%
                              State Street Bank and Trust Company                                        16,085,000           6.4%

Class C(2002-3)               Bank of New York (The)                                                    $12,000,000           6.0%
                              Citibank, N.A.                                                             37,000,000          18.5%
                              JPMorgan Chase Bank                                                        13,500,000           6.8%
                              LaSalle Bank National Association                                          15,500,000           7.8%
                              UBS AG                                                                     90,000,000          45.0%
                              Wells Fargo Bank, National Association                                     18,000,000           9.0%

Class C(2002-4)               JPMorgan Chase Bank                                                       $80,000,000          80.0%
                              State Street Bank and Trust Company                                        15,000,000          15.0%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                     5,000,000           5.0%

Class C(2002-5)               Bank of New York (The)                                                    $38,000,000          38.0%
                              Brown Brothers Harriman and Co.                                             7,000,000           7.0%
                              Merrill Lynch, Pierce Fenner and Smith Safekeeping                          5,005,000           5.0%
                              Northern Trust Company (The)                                               16,700,000          16.7%
                              State Street Bank and Trust Company                                        25,740,000          25.7%

Class C(2002-6)               Bank of New York (The)                                                     $3,000,000           6.0%
                              JPMorgan Chase Bank                                                        20,000,000          40.0%
                              LaSalle Bank National Association                                           8,000,000          16.0%
                              State Street Bank and Trust Company                                         4,000,000           8.0%
                              Wachovia Bank N.A.                                                          4,000,000           8.0%
                              Wells Fargo Bank, National Association                                     11,000,000          22.0%

Class C(2002-7)               Bank of New York (The)                                                     $9,750,000          19.5%
                              Citibank, N.A.                                                             13,000,000          26.0%
                              JPMorgan Chase Bank                                                        17,000,000          34.0%
                              LaSalle Bank National Association                                           4,000,000           8.0%
                              State Street Bank and Trust Company                                         5,000,000          10.0%

Class C(2003-1)               Citigroup Global Markets Inc./Salomon Brothers                            $14,000,000           7.0%
                              JPMorgan Chase Bank                                                       106,120,000          53.1%
                              JPMorgan Chase Bank / Prudential                                           20,200,000          10.1%
                              LaSalle Bank National Association                                          18,000,000           9.0%
                              Wells Fargo Bank, National Association                                     12,000,000           6.0%

Class C(2003-2)               Bank of New York (The) / Mizuho Securities                                $10,000,000          10.0%
                              JPMorgan Chase Bank                                                        85,000,000          85.0%
                              State Street Bank and Trust Company                                         5,000,000           5.0%

Class C(2003-3)               Bank of New York (The) / Mizuho Securities                                $41,000,000          23.4%
                              Bear, Stearns Securities Corp.                                             20,000,000          11.4%
                              JPMorgan Chase Bank                                                        25,000,000          14.3%
                              PNC Bank, National Association                                             15,420,000           8.8%
                              Sumitomo Trust and Banking Co. (U.S.A.)                                     9,000,000           5.1%
                              Wells Fargo Bank, National Association                                     50,000,000          28.6%

Class C(2003-5)               Bank of New York (The) / Mizuho Securities                                $75,000,000          75.0%
                              Brown Brothers Harriman and Co.                                             7,110,000           7.1%
                              Citibank, N.A.                                                             10,360,000          10.4%

Class C(2003-6)               Bank of New York (The)                                                    $83,000,000          33.2%
                              Bank of Tokyo - Mitsubishi Trust Company                                  150,000,000          60.0%

Class C(2003-7)               Banc of America Securities LLC                                            $34,000,000          34.0%
                              Citibank, N.A.                                                              5,270,000           5.3%
                              JPMorgan Chase Bank                                                         9,010,000           9.0%
                              SSB Bank Portfolio                                                         50,000,000          50.0%

Class C(2004-1)               Bank of New York (The) / Mizuho Securities                               $100,000,000          50.0%
                              Bank of Tokyo - Mitsubishi Trust Company                                   80,000,000          40.0%

Class C(2004-2)               Citibank, N.A.                                                            $15,000,000           5.5%
                              JPMorgan Chase Bank                                                        24,250,000           8.8%
                              LaSalle Bank National Association                                          14,000,000           5.1%
                              UFJ Trust Company of New York                                             200,000,000          72.7%

Class C(2005-1)               Bank of New York (The) / DBAG London Global Markets                       $25,000,000          20.0%
                              Bank of New York (The) / Mizuho Securities                                 50,000,000          40.0%
                              LBI - Lehman Government Securities Inc. (LBI)                              10,000,000           8.0%
                              Mellon Trust of New England, National Association                          10,000,000           8.0%
                              State Street Bank and Trust Company                                        30,000,000          24.0%

The address of each of the above participants is:

                         C/O  The Depository Trust Company
                              55 Water Street
                              New York, NY  10041

     (b)  Not Applicable

     (c)  Not Applicable

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          None

Item 14.  Principal Accounting Fees and Services.
--------  ---------------------------------------

          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Statement Schedules.
--------  ----------------------------------------

(a)  The following documents are filed as part of this Report:

3.   Exhibits:

         31. Certification

         99.01 Annual Accountant's reports each dated August 15, 2005 with respect to MBNA Master Credit Card Trust II and the MBNA
         Credit Card Master Note Trust MBNAseries

         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-5), Class A(2002-1), Class A(2002-3), Class A(2002-4),
         Class A(2002-5), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1),
         Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9),
         Class A(2003-10), Class A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class A(2004-6),
         Class A(2004-7), Class A(2004-8), Class A(2004-10), Class A(2005-1), Class A(2005-2), Class A(2005-3), Class B(2001-1),
         Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2),
         Class B(2003-3), Class B(2003-5), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class C(2001-1), Class C(2001-3),
         Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5), Class C(2002-6),
         Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3), Class C(2003-5), Class C(2003-6), Class C(2003-7),
         Class C(2004-1), Class C(2004-2), Class C(2005-1).

         99.02 Annual Servicer's Certificate dated August 15, 2005 with respect to the MBNA Master Credit Card Trust II and the MBNA
         Credit Card Master Note Trust MBNAseries

         Class A(2001-1), Class A(2001-2), Class A(2001-3), Class A(2001-5), Class A(2002-1), Class A(2002-3), Class A(2002-4),
         Class A(2002-5), Class A(2002-8), Class A(2002-9), Class A(2002-10), Class A(2002-12), Class A(2002-13), Class A(2003-1),
         Class A(2003-2), Class A(2003-3), Class A(2003-4), Class A(2003-6), Class A(2003-7), Class A(2003-8), Class A(2003-9),
         Class A(2003-10), Class A(2003-11), Class A(2003-12), Class A(2004-2), Class A(2004-3), Class A(2004-4), Class A(2004-6),
         Class A(2004-7), Class A(2004-8), Class A(2004-10), Class A(2005-1), Class A(2005-2), Class A(2005-3), Class B(2001-1),
         Class B(2001-2), Class B(2002-1), Class B(2002-2), Class B(2002-3), Class B(2002-4), Class B(2003-1), Class B(2003-2),
         Class B(2003-3), Class B(2003-5), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class C(2001-1), Class C(2001-3),
         Class C(2001-4), Class C(2001-5), Class C(2002-1), Class C(2002-3), Class C(2002-4), Class C(2002-5), Class C(2002-6),
         Class C(2002-7), Class C(2003-1), Class C(2003-2), Class C(2003-3), Class C(2003-5), Class C(2003-6), Class C(2003-7),
         Class C(2004-1), Class C(2004-2), Class C(2005-1).

(b)  See item 15(a) (3) above.

(c)  Not Applicable

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

                                            MBNA Credit Card Master Note Trust (Registrant)
                                            By: MBNA America Bank, National Association
                                            As Servicer

Date:  September 22, 2005                  By: /s/Douglas O. Hart
                                           -------------------------------
                                           Douglas O. Hart
                                           Senior Executive Vice President