Form 10-K
period 2006-06-30
BA Credit Card Trust
filed 2006-09-28
CIK 1128250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-131358-02 BA CREDIT CARD TRUST	Commission File Number of issuing entity: 333-131358-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-131358

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of depositor and sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of Incorporation or organization of the issuing entity)	(State or other jurisdiction of Incorporation or organization of the issuing entity)

c/o Wilmington Trust Company Rodney Square North 1100 N. Market Street Wilmington, DE 19890-0001	c/o FIA Card Services, National Association 1100 N. King Street Wilmington, DE 19884-0781
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(302) 651-1284	(800) 362-6255
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

N/A	N/A
(Former name, former address, if changed since last report)	(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.    ☐  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of the issuing entity is the collateral certificate, Series 2001-D, representing an undivided interest in BA Master Credit Card Trust II, whose assets include the receivables arising in a portfolio of unsecured consumer revolving credit card accounts. BA Master Credit Card Trust II, therefore, may be considered a significant obligor in relation to BA Credit Card Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of BA Master Credit Card Trust II has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by BA Master Credit Card Trust II do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

Industry Developments

FIA Card Services, National Association (“FIA”) issues credit cards on MasterCard’s and Visa’s networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay over ten years amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “association rules”) were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as FIA and Bank of America Corporation’s other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. MasterCard and Visa are also parties to suits alleging that MasterCard’s and Visa’s currency conversion practices are unlawful.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

In June, August, September and November 2005, certain retail merchants filed numerous purported class action lawsuits in federal courts, alleging that MasterCard and Visa and their member banks, including FIA and Bank of America, National Association (USA), conspired to charge retailers excessive interchange in violation of federal antitrust laws. In October 2005, certain of the lawsuits were consolidated in In Re: Payment Card Fee and Merchant Discount Antitrust Litigation, in the U.S. District Court for the Eastern District of New York. The plaintiffs seek unspecified treble damages, injunctive relief, attorney fees and costs.

On April 24, 2006, plaintiffs filed a first consolidated and amended putative class action complaint re-alleging the claims in the original complaint and alleging, among other additional claims, that defendants violated federal and California antitrust laws by combining to impose certain fees and to adopt rules and practices of Visa and MasterCard that are alleged to constitute restraints of trade.

Plaintiffs filed a supplemental complaint alleging as additional claims (i) federal antitrust claims arising out of MasterCard’s initial public offering and (ii) a fraudulent conveyance claim under New York Debtor and Creditor Law. Plaintiffs seek unspecified treble damages and injunctive relief.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors and Executive Officers of the Registrant.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions.
Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

(a) Item 1122 Reports: Each of FIA, for itself and on behalf of its wholly-owned subsidiary MBNA Technology, Inc., and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of June 30, 2006 and for a period beginning no later than February 1, 2006 (the first day of the distribution period in which the BA Credit Card Trust first issued securities subject to Regulation AB) through and including June 30, 2006, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. None of the Reports on Assessment or the related Attestation Reports has identified any material instances of noncompliance with the servicing criteria described in the related Report on Assessment as being applicable to such Servicing Participant.

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933.

In the Report on Assessment attached as Exhibit 33.2 to this Form 10-K, The Bank of New York defines its platform to include the asset-backed securities transactions for which it served as trustee that (i) are backed by the same asset type, (ii) were completed on or after January 1, 2006 and registered with the SEC pursuant to the Securities Act of 1933, and (iii) were issued by asset-backed issuers with a fiscal year end of June 30, 2006. We believe that the criterion set forth in clause (iii) in the preceding sentence is a parameter by which a servicing participant should be permitted to define and limit its platform; the guidance that is available at this time, however, is inconclusive. We have made request to The Bank of New York for a Report on Assessment that excludes the criterion set forth in clause (iii) above as a parameter by which it defines and limits its platform, but they would not comply with such request. None of FIA, BA Master Credit Card Trust II or BA Credit Card Trust is an affiliate of The Bank of New York.

(b) Other Reports in Connection with Regulation AB Transition: FIA has completed an assertion letter which states that, as of June 30, 2006, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed in accordance with management’s authorization in conformity with the agreements identified in such letter and are recorded properly to permit the preparation of the required financial reports. Further, FIA has completed an assertion letter which states that it has complied with the requirements of the relevant covenants and conditions of the agreements identified in Appendix II to such letter for each of the agreements identified therein during the periods specified in Appendix II to such letter. With regard to each of the FIA assertion letters discussed in the preceding two sentences, PricewaterhouseCoopers LLP has produced reports attesting to the fairness of such assertion as of the date or for the period to which each such report relates.

Item 1123 of Regulation AB: Servicer Compliance Statement.

FIA has provided a statement of compliance (a “Compliance Statement”) for the period from and including July 1, 2005 through and including June 30, 2006, which has been signed by an authorized officer of FIA. The Compliance Statement of FIA is attached as an exhibit to this Form 10-K.

Each of MBNA Technology, Inc., Bank of America, National Association (USA) and Banc of America Card Servicing Corporation has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each of these servicers has provided a Compliance Statement, in each case signed by an authorized officer of the related servicer. The Compliance Statement of MBNA Technology, Inc. is for the period from and including February 1, 2006 (the first day of the distribution period in which the BA Credit Card Trust first issued securities subject to Regulation AB) through and including June 30, 2006. The Compliance Statement for each of Bank of America, National Association (USA) and Banc of America Card Servicing Corporation is for the period from and including May 10, 2006 (the date on which each such entity was appointed as a servicer in respect of the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust) through and including June 30, 2006. The Compliance Statement of each of MBNA Technology, Inc., Bank of America, National Association (USA) and Banc of America Card Servicing Corporation is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit Number	Description
3.1	Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2	Composite Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.1	Amended and Restated Pooling and Servicing Agreement, dated as of June 10, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.2	Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of June 10, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.3	BA Credit Card Trust Second Amended and Restated Trust Agreement, dated as of June 10, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.4	Amended and Restated Indenture, dated as of June 10, 2006 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.5	Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1	Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2	First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3	Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.4	Class C(2001-5) Terms Document, dated as of December 11, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2002, which is incorporated herein by reference).

4.6.5	Class A(2002-1) Terms Document, dated as of January 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2002, which is incorporated herein by reference).

4.6.6	Class B(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.7	Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.8	Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.9	Class A(2002-4) Terms Document, dated as of May 9, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.10	Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.11	Class B(2002-2) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.12	Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.13	Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.14	Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.15	Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.16	Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.17	Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.18	Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.19	Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.20	Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.21	Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.22	Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.23	Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.24	Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.25	Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.26	Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.27	Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.28	Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.29	Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.30	Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.31	Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.32	Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.33	Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.34	Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.35	Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.36	Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.37	Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.38	Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.39	Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.40	Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.41	Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.42	Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.43	Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.44	Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.45	Class A(2004-4) Terms Document, dated as of April 15, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference).

4.6.46	Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.47	Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.48	Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.49	Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.50	Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.51	Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.52	Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.53	Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.54	Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.55	Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.56	Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.57	Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.58	Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.59	Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.60	Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.61	Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.62	Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.63	Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.64	Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.65	Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.66	Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.67	Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.68	Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.69	Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.70	Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.71	Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.72	Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.73	Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.74	Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.75	Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.76	Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.77	Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.78	Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.79	Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.80	Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.81	Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.82	Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.83	Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.84	Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.85	Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.86	Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

31.1	Certification of FIA Card Services, National Association pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including July 1, 2005 through and including January 31, 2006.

31.2	Certification of FIA Card Services, National Association pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including February 1, 2006 through and including June 30, 2006.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York for the period from and including January 1, 2006 through and including June 30, 2006.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and MBNA Technology, Inc.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of FIA Card Services, National Association for the twelve-month period ended June 30, 2006.

35.2	Servicer Compliance Statement of MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.

35.3	Servicer Compliance Statement of Bank of America, National Association (USA) for the period from and including May 10, 2006 through and including June 30, 2006.

35.4	Servicer Compliance Statement of Banc of America Card Servicing Corporation for the period from and including May 10, 2006 through and including June 30, 2006.

99.1	Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Pooling and Servicing Agreement, each delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2	Service Agreement, dated as of May 1, 1993, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and MBNA Technology, Inc. (formerly known as MBNA Information Services, Inc.) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

99.3	Delegation of Servicing Agreement, dated as of May 10, 2006, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and Bank of America, National Association (USA) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2006, which is incorporated herein by reference).

99.4	Delegation of Servicing Agreement, dated as of May 22, 2006, between Bank of America, National Association (USA) and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2006, which is incorporated herein by reference).

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By:	FIA Card Services, National Association, as Servicer

	By:	/s/ Marcie E. Copson-Hall
	Name:	Marcie E. Copson-Hall
	Title:	Senior Vice President

Date: September 28, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1	Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2	Composite Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.1	Amended and Restated Pooling and Servicing Agreement, dated as of June 10, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.2	Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of June 10, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.3	BA Credit Card Trust Second Amended and Restated Trust Agreement, dated as of June 10, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.4	Amended and Restated Indenture, dated as of June 10, 2006 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.5	Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1	Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2	First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3	Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.4	Class C(2001-5) Terms Document, dated as of December 11, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2002, which is incorporated herein by reference).

4.6.5	Class A(2002-1) Terms Document, dated as of January 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2002, which is incorporated herein by reference).

4.6.6	Class B(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.7	Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.8	Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.9	Class A(2002-4) Terms Document, dated as of May 9, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.10	Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.11	Class B(2002-2) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.12	Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.13	Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.14	Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.15	Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.16	Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.17	Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.18	Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.19	Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.20	Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.21	Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.22	Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.23	Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.24	Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.25	Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.26	Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.27	Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.28	Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.29	Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.30	Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.31	Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.32	Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.33	Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.34	Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.35	Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.36	Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.37	Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.38	Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.39	Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.40	Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.41	Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.42	Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.43	Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.44	Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.45	Class A(2004-4) Terms Document, dated as of April 15, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference).

4.6.46	Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.47	Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.48	Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.49	Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.50	Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.51	Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.52	Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.53	Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.54	Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.55	Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.56	Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.57	Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.58	Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.59	Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.60	Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.61	Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.62	Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.63	Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.64	Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.65	Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.66	Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.67	Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.68	Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.69	Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.70	Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.71	Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.72	Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.73	Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.74	Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.75	Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.76	Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.77	Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.78	Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.79	Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.80	Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.81	Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.82	Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.83	Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.84	Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.85	Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.86	Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

31.1	Certification of FIA Card Services, National Association pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including July 1, 2005 through and including January 31, 2006.

31.2	Certification of FIA Card Services, National Association pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including February 1, 2006 through and including June 30, 2006.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York for the period from and including January 1, 2006 through and including June 30, 2006.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and MBNA Technology, Inc.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of FIA Card Services, National Association for the twelve-month period ended June 30, 2006.

35.2	Servicer Compliance Statement of MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.

35.3	Servicer Compliance Statement of Bank of America, National Association (USA) for the period from and including May 10, 2006 through and including June 30, 2006.

35.4	Servicer Compliance Statement of Banc of America Card Servicing Corporation for the period from and including May 10, 2006 through and including June 30, 2006.

99.1	Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Pooling and Servicing Agreement, each delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2	Service Agreement, dated as of May 1, 1993, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and MBNA Technology, Inc. (formerly known as MBNA Information Services, Inc.) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

99.3	Delegation of Servicing Agreement, dated as of May 10, 2006, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and Bank of America, National Association (USA) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2006, which is incorporated herein by reference).

99.4	Delegation of Servicing Agreement, dated as of May 22, 2006, between Bank of America, National Association (USA) and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 23, 2006, which is incorporated herein by reference).