Form 10-K/A
period 2006-06-30
BA Credit Card Trust
filed 2007-05-09
CIK 1128250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Transition period

Commission File Number of issuing entity: 333-136122-02 BA CREDIT CARD TRUST *	Commission File Number of issuing entity: 333-136122-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-136122
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of Incorporation or organization of the issuing entity)	(State or other jurisdiction of Incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC 28255	c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC 28255
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(704) 683-4915	(704) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

N/A	N/A
(Former name, former address, if changed since last report)	(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act. Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Act. Yes	☐	No	☒

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

*

In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of the BA Credit Card Trust and the BA Master Credit Card Trust II under the Central Index Key (CIK) number (0001128250) for the BA Credit Card Trust.

Explanatory Note

The depositor, on behalf of the BA Credit Card Trust and the BA Master Credit Card Trust II, is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended June 30, 2006 to revise: (i) the signature block of Marcie E. Copson-Hall to the Form 10-K and (ii) the certifications of Marcie E. Copson-Hall attached as Exhibit 31.1 and Exhibit 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant Commission regulations.

This Form 10-K/A does not otherwise amend the Form 10-K.

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

33.1

Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.*

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York for the period from and including January 1, 2006 through and including June 30, 2006.*

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and MBNA Technology, Inc.*

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.*

35.1	Servicer Compliance Statement of FIA Card Services, National Association for the twelve-month period ended June 30, 2006.*

35.2	Servicer Compliance Statement of MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.*

35.3	Servicer Compliance Statement of Bank of America, National Association (USA) for the period from and including May 10, 2006 through and including June 30, 2006.*

35.4	Servicer Compliance Statement of Banc of America Card Servicing Corporation for the period from and including May 10, 2006 through and including June 30, 2006.*

99.1

Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Pooling and Servicing Agreement, each delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).*

99.2

Service Agreement, dated as of May 1, 1993, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and MBNA Technology, Inc. (formerly known as MBNA Information Services, Inc.) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

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

______________________

* Previously Filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By:	FIA Card Services, National Association, as Servicer

	By:	/s/ Marcie E. Copson-Hall
	Name:	Marcie E. Copson-Hall
	Title:	Senior Vice President
(senior officer in charge of the servicing function)

Date: May 9, 2007

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

33.1

Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.*

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York for the period from and including January 1, 2006 through and including June 30, 2006.*

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and MBNA Technology, Inc.*

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.*

35.1	Servicer Compliance Statement of FIA Card Services, National Association for the twelve-month period ended June 30, 2006.*

35.2	Servicer Compliance Statement of MBNA Technology, Inc. for the period from and including February 1, 2006 through and including June 30, 2006.*

35.3	Servicer Compliance Statement of Bank of America, National Association (USA) for the period from and including May 10, 2006 through and including June 30, 2006.*

35.4	Servicer Compliance Statement of Banc of America Card Servicing Corporation for the period from and including May 10, 2006 through and including June 30, 2006.*

99.1

Reports of PricewaterhouseCoopers LLP dated August 11, 2006 pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letters of FIA regarding its internal controls and its compliance with the provisions of the Pooling and Servicing Agreement, each delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).*

99.2

Service Agreement, dated as of May 1, 1993, between FIA Card Services, National Association (formerly known as MBNA America Bank, National Association) and MBNA Technology, Inc. (formerly known as MBNA Information Services, Inc.) (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

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

______________________

* Previously Filed.