Form 10-K
period 2007-06-30
BA Credit Card Trust
filed 2007-09-19
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-K
_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period

Commission File Number of issuing entity: 333-141948-02 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-141948-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

______________

Commission File Number of depositor: 333-141948
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K.   ☒ [Item 405 of Regulation S-K is not applicable.]

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

*
In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of BA Credit Card Trust and BA Master Credit Card Trust II under the Central Index Key (CIK) number (0001128250) for BA Credit Card Trust.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of BA Credit Card Trust is the collateral certificate, Series 2001-D, representing an undivided interest in BA Master Credit Card Trust II, whose assets include the receivables arising in a portfolio of unsecured consumer revolving credit card accounts. BA Master Credit Card Trust II, therefore, may be considered a significant obligor in relation to BA Credit Card Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of BA Master Credit Card Trust II has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1117 of Regulation AB: Legal Proceedings.

Industry Developments

FIA Card Services, National Association (“FIA”) issues credit cards on MasterCard’s and Visa’s networks.  MasterCard and Visa are facing significant litigation and increased competition.  In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards.  Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay amounts totaling $3.05 billion into a settlement fund.  MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

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

Litigation

Bank of America Corporation and certain of its subsidiaries are defendants in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards.  The first of these actions was filed in June 2005.  On April 24, 2006, putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint.  Plaintiffs therein allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws.  On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against many of the same defendants, including Bank of America Corporation and certain of its subsidiaries, alleging additional federal antitrust claims and a fraudulent conveyance claim under New York Debtor and Creditor Law, all arising out of MasterCard’s 2006 initial public offering.  The putative class plaintiffs seek unspecified treble damages and injunctive relief.  Additional defendants in the putative class actions include Visa, MasterCard, and other financial institutions.

The putative class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with additional, individual actions brought only against Visa and MasterCard, under the caption  In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation.  Motions to dismiss portions of the First Consolidated and Amended Class Action Complaint and the supplemental complaint are pending.

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

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accountant Fees and Services.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

(a) Item 1122 Reports: Each of FIA, for itself and on behalf of its affiliated servicing participants, and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  Each Servicing Participant has completed one or more reports on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”)

by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.

FIA has engaged certain vendors, none of whom are considered a “servicer” as defined in Item 1101(j) of Regulation AB, to perform specific and limited activities that address a portion of one servicing criterion applicable to FIA.  FIA has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criterion, and has elected to take responsibility for assessing compliance with the servicing criterion applicable to such vendors’ activities in FIA’s Report on Assessment.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) in the case of FIA, any material deficiency in FIA’s policies and procedures to monitor vendor compliance.

Exceptions:

The Bank of New York:  The Bank of New York has completed two Reports on Assessment and related Attestation Reports that, together, address the period covered by this Form 10-K:  (i) a Report on Assessment as of, and for the twelve months ended, March 31, 2007, together with an Attestation Report by Ernst & Young LLP, and (ii) a Report on Assessment as of, and for the six months ended, June 30, 2007, together with an Attestation Report by KPMG LLP.

The Bank of New York’s Report on Assessment as of, and for the six months ended, June 30, 2007 and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York.  Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), collections received on assets relating to certain series of securities were deposited into a general account held by the indenture trustee for such series and remitted directly to the investors in such series rather than through a segregated account relating specifically to such series as required by the related transaction documents.  The Bank of New York indicates that the segregated account relating to each series of securities was established by the indenture trustee during the period covered by the Report on Assessment, but such accounts were not utilized in all instances by the indenture trustee as stated above.

The Bank of New York further indicates in its Report on Assessment (i) that all collections were properly allocated by the indenture trustee to the related series of securities and timely remitted to the investors in such series, and (ii) that procedures have been established and are currently being enforced so that collections are deposited into the general account and then transferred to the segregated account for the related series of securities within the applicable time frames, and then remitted to the investors in such series in accordance with the related transaction documents.  We have not independently verified the accuracy of The Bank of New York’s assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the “SEC”) require that each servicing participant complete a report on assessment at a “platform” level, meaning that the transactions covered by the report on assessment should include all asset-backed securities transactions involving such servicing participant that are backed by the same asset type.  More recent guidance from the SEC staff identifies additional parameters that a servicing participant may apply to define and further limit its platform.  For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date for Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933.  Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2007, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted in conformity with the agreements identified in such letter and recorded properly to permit the preparation of the required financial reports.  PricewaterhouseCoopers LLP has produced a report attesting to the fairness of such assertion as of June 30, 2007.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of FIA, MBNA Technology, Inc. (“MBNA Technology”), Banc of America Card Servicing Corporation (“BACSC”) and, for the period commencing July 1, 2006 through October 20, 2006, Bank of America, National Association (USA) (“BANA (USA)”) has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  Each of FIA, MBNA Technology and BACSC has provided a statement of compliance with the related servicing agreement (each, a “Compliance Statement”), in each case signed by an authorized officer of the related servicer.  The Compliance Statement of FIA also addresses compliance by BANA (USA) with the related servicing agreement for the period commencing July 1, 2006 through October 20, 2006, the date on which BANA (USA) merged with and into FIA.  Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2
Second Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.3
BA Credit Card Trust Third Amended and Restated Trust Agreement, dated as of October 20, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.4
Second Amended and Restated Indenture, dated as of October 20, 2006 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.5
Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1
Class C(2001-3) Terms Document, dated as of July 25, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2
Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3
First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.4
Class A(2001-3) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2001, which is incorporated herein by reference).

4.6.5	Class B(2001-2) Terms Document, dated as of September 6, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001, which is incorporated herein by reference).

4.6.6
Class C(2001-4) Terms Document, dated as of September 6, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001, which is incorporated herein by reference).

4.6.7
Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.8
Class C(2001-5) Terms Document, dated as of December 11, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2002, which is incorporated herein by reference).

4.6.9
Class A(2002-1) Terms Document, dated as of January 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2002, which is incorporated herein by reference).

4.6.10
Class B(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.11
Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.12
Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.13
Class A(2002-4) Terms Document, dated as of May 9, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.14
Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.15
Class B(2002-2) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.16
Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.17
Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.18
Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.19
Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.20
Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.21
Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.22	Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form

8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.23
Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.24
Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.25
Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.26
Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.27
Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.28
Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.29
Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.30
Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.31
Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.32
Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.33
Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.34
Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.35
Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.36
Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.37
Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.38
Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.39
Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.40
Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.41
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.42
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.43
Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.44
Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.45
Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.46
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.47
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.48
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.49
Class A(2004-4) Terms Document, dated as of April 15, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference).

4.6.50
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.51
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.52
Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.53
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.54
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.55	Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.56
Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.57
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.58
Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.59
Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.60
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.61
Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.62
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.63
Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.64
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.65
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.66
Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.67
Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.68
Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.69
Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.70
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.71
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.72
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.73
Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.74
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.75
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.76
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.77
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.78
Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.79
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.80
Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.81
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.82
Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.83
Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.84
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.85
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.86
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.87
Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.88
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.89
Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.90
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.91
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.92
Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.93
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.94
Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.95
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.96
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.97
Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.98
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.99
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.100
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.101
Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.102
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.103
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.104
Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.105
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.106
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.107
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.108
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.109
Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.110
Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.111
Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.112
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.113
Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2.1	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York as of, and for the twelve months ended, March 31, 2007.

33.2.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York as of, and for the six months ended, June 30, 2007.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York filed as Exhibit 33.2.1.

34.2.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York filed as Exhibit 33.2.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of MBNA Technology, Inc.

35.3	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

99.1
Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

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

99.3
Amended and Restated Delegation of Servicing Agreement, dated as of October 20, 2006, between FIA Card Services, National Association and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By: FIA Card Services, National Association,
as Servicer

By: /s/ Elizabeth S. Buie
Name: Elizabeth S. Buie
Title: Senior Vice President

(senior officer in charge of the servicing function)

Date: September 18, 2007

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

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2
Second Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.3
BA Credit Card Trust Third Amended and Restated Trust Agreement, dated as of October 20, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.4
Second Amended and Restated Indenture, dated as of October 20, 2006 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.5
Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1
Class C(2001-3) Terms Document, dated as of July 25, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2
Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3
First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.4
Class A(2001-3) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2001, which is incorporated herein by reference).

4.6.5
Class B(2001-2) Terms Document, dated as of September 6, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001, which is incorporated herein by reference).

4.6.6
Class C(2001-4) Terms Document, dated as of September 6, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2001, which is incorporated herein by reference).

4.6.7
Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.8
Class C(2001-5) Terms Document, dated as of December 11, 2001 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 14, 2002, which is incorporated herein by reference).

4.6.9
Class A(2002-1) Terms Document, dated as of January 31, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2002, which is incorporated herein by reference).

4.6.10
Class B(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.11
Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.12
Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.13
Class A(2002-4) Terms Document, dated as of May 9, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.14
Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.15
Class B(2002-2) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.16
Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.17
Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.18
Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.19
Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.20
Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.21
Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.22
Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.23
Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.24	Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.3 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.25
Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.26
Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.27
Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.28
Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.29
Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.30
Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.31
Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.32
Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.33
Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.34
Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.35
Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.36
Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.37
Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.38
Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.39
Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.40
Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.41
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.42
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.43
Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.44
Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.45
Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.46
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.47
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.48
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.49
Class A(2004-4) Terms Document, dated as of April 15, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference).

4.6.50
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.51
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.52
Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.53
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.54
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.55
Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.56
Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.57	Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form

8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.58
Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.59
Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.60
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.61
Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.62
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.63
Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.64
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.65
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.66
Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.67
Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.68
Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.69
Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.70
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.71
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.72
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.73
Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.74
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.75
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.76
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.77
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.78
Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.79
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.80
Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.81
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.82
Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.83
Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.84
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.85
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.86
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.87
Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.88
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.89
Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.90
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.91
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.92
Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.93
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.94
Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.95
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.96
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.97
Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.98
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.99
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.100
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.101
Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.102
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.103
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.104
Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.105
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.106
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.107
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.108
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.109
Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.110
Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.111
Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.112
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.113
Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2.1	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York as of, and for the twelve months ended, March 31, 2007.

33.2.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York as of, and for the six months ended, June 30, 2007.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York filed as Exhibit 33.2.1.

34.2.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York filed as Exhibit 33.2.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of MBNA Technology, Inc.

35.3	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

99.1
Report of PricewaterhouseCoopers LLP dated pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

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

99.3
Amended and Restated Delegation of Servicing Agreement, dated as of October 20, 2006, between FIA Card Services, National Association and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).