Form 10-K
period 2008-06-30
BA Credit Card Trust
filed 2008-09-18
CIK 1128250

____________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 _______________________

FORM 10-K

_______________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended: June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For transition period ___________

Commission File Number of issuing entity: 333-141948-02 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-141948-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

 _______________________

Commission File Number of depositor: 333-141948

BA CREDIT CARD FUNDING, LLC

(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

 _______________________

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

_______________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 2b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

__________________________________________________________________________________________________

*	In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of BA Credit Card Trust and BA Master Credit
Card Trust II under the Central Index Key (CIK) number (0001128250) for BA Credit Card Trust.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

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

In October 2004, the United States Supreme Court let stand a federal court decision in a suit brought by the U.S. Department of Justice, in which MasterCard and Visa rules prohibiting banks that issue cards on MasterCard and Visa networks from issuing cards on other networks (the “association rules”) were found to have violated federal antitrust laws. This decision effectively permits banks that issue cards on Visa’s or MasterCard’s networks, such as FIA and Bank of America Corporation’s other banking subsidiaries, to issue cards on competitor networks. Discover and American Express have initiated separate civil lawsuits against MasterCard and Visa claiming substantial damages stemming from the association rules. Visa and MasterCard have agreed to pay American Express $2.25 billion and $1.8 billion, respectively, to settle its lawsuit. The trial for the Discover lawsuit is scheduled to commence in October 2008.

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

The putative class action plaintiffs have filed for class certification, and the actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with additional, individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. Motions to dismiss portions of the First Consolidated and Amended Class Action Complaint and the supplemental complaint have been filed. On January 8, 2008, the Court granted the motion to dismiss all claims that pre-date January 1, 2004, based on the settlement and release of claims in the Wal-Mart case discussed above in “—Industry Developments.” On February 12, 2008, the Magistrate Judge assigned to these claims issued a Report and Recommendation granting the defendants’ motion to dismiss the fraudulent conveyance claims against all the defendants and the Clayton Act claims against the defendants other than MasterCard, with leave to replead all claims consistent with the decision. The Magistrate Judge also denied the motion to dismiss the Clayton Act claims against MasterCard and the Section 1 Sherman Act claims against all defendants. The defendants filed objections to the Report and Recommendation and plaintiffs have an opportunity to respond to the objections. The District Court will then review the Report and Recommendation as well as the objections and issue a final decision.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

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

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

(a) Item 1122 Reports: Each of FIA, for itself and on behalf of its affiliated servicing participants, and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each Servicing Participant has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

   FIA has engaged a vendor, which is not considered a “Servicer” as defined in Item 1101(j) of Regulation AB, to perform specific and limited activities that address a portion of one servicing criterion applicable to FIA. FIA has instituted policies and procedures to monitor whether such vendor’s activities comply in all material respects with such servicing criterion, and has elected to take responsibility for assessing compliance with the servicing criterion applicable to such vendor’s activities in FIA’s Report on Assessment.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) in the case of FIA, any material deficiency in FIA’s policies and procedures to monitor vendor compliance.

Exceptions:

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment as of, and for the twelve months ended, June 30, 2008 and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), collections received on assets relating to certain series of securities were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the indenture trustee and remitted directly to the investors in such series. The Bank of New York Mellon indicates that the segregated account for each specified series of securities was in existence prior to the time deposits were to be made into such account, but such account was not utilized in all instances by the indenture trustee as stated above.

The Bank of New York Mellon further indicates in its Report on Assessment (i) that all collections were properly allocated by the indenture trustee to the related series of securities and timely remitted to the investors in such series, and (ii) that procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series of securities within the applicable time frames, and then remitted to the investors in such series in accordance with the related transaction documents. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.

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

(b) Other Reports: FIA has completed an assertion letter which states that, as of June 30, 2008, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted in conformity with the agreements identified in such letter and recorded properly to permit the preparation of the required financial reports.

PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2008. Such assertion letter and related accountants report is attached as Exhibit 99.1 to this

Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of FIA and Banc of America Card Servicing Corporation (“BACSC”) has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each of FIA and BACSC has provided a statement of compliance with the related servicing agreement (each, a “Compliance Statement”), in each case signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

4.6.5	Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.6

Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.7

Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.8

Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.9

Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.10

Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.11

Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.12

Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.13

Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.14

Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.15

Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.16

Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.17

Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.18

Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.19

Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.20

Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.21

Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.22

Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.23

Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.24

Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.25

Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.26

Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.2 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.27

Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.28

Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.29

Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.30

Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.31

Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.32

Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.33

Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.34	Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.35

Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.36

Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.37

Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.38

Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.39

Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.40

Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.41

Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.42

Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.43

Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.44

Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.45

Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.46

Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.47

Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.48

Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.49

Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.50

Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.51

Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.52

Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.53

Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.54

Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.55

Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.56

Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.57

Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.58

Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.59

Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.60

Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.61

Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.62

Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.63

Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.64

Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.65

Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.66

Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.67

Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.68

Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.69

Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.70

Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.71

Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.72

Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.73

Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.74

Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.75

Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.76

Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.77

Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.78	Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.79

Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.80

Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.81

Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.82

Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.83

Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.84

Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.85

Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.86

Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.87

Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.88

Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.89

Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.90

Omnibus Amendment to the Class B Terms Documents, dated as of January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.91

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.92

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.93

Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.94

Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.95

Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.96

Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.97

Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.98

Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.99

Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.100

Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.101

Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.102

Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.103

Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.104

Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.105

Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.106

Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.107

Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.108

Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.109

Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.110

Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.111

Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.112

Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.113

Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.114

Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.115

Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.116

Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.117

Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.118

Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.119

Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.120

Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.121

Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.122

Class A(2008-3) Terms Document, dated as of March 18, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2008, which is incorporated herein by reference).

4.6.123

Class B(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.124

Class C(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.125

Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.126

Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.127

Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.128

Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2008.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

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

By:/s/ Elizabeth S. Buie

Name: Elizabeth S. Buie
Title:   Senior Vice President

(senior officer in charge of the servicing function)

                                                                                                        Date: September 15, 2008

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

4.6.5

Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.6

Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.7	Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s

Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.8

Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.9

Class A(2002-9) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.10

Class C(2002-4) Terms Document, dated as of August 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2002, which is incorporated herein by reference).

4.6.11

Class A(2002-10) Terms Document, dated as of September 19, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 18, 2002, which is incorporated herein by reference).

4.6.12

Class B(2002-4) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.13

Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.14

Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.15

Class A(2002-13) Terms Document, dated as of December 18, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 24, 2003, which is incorporated herein by reference).

4.6.16

Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.17

Class C(2003-2) Terms Document, dated as of February 12, 2003 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.18

Class B(2003-1) Terms Document, dated as of February 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.19

Class A(2003-1) Terms Document, dated as of February 27, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.20

Class A(2003-3) Terms Document, dated as of April 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.21

Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.22

Class C(2003-3) Terms Document, dated as of May 8, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2003, which is incorporated herein by reference).

4.6.23

Class A(2003-6) Terms Document, dated as of June 4, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.24

Class B(2003-2) Terms Document, dated as of June 12, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2003, which is incorporated herein by reference).

4.6.25

Class C(2003-5) Terms Document, dated as of July 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.26

Class A(2003-7) Terms Document, dated as of July 8, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.27

Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.28

Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.29

Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.30

Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.31

Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.32

Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.33

Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.34

Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.35

Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.36	Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004,

which is incorporated herein by reference).

4.6.37

Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.38

Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.39

Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.40

Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.41

Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.42

Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.43

Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.44

Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.45

Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.46

Class A(2005-1) Terms Document, dated as of April 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2005, which is incorporated herein by reference).

4.6.47

Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.48

Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.49

Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.50

Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.51

Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.52

Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.53

Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.54

Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.55

Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.56

Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.57

Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.58

Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.59

Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.60

Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.61

Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.62

Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.63

Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.64

Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.65

Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.66

Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.67

Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.68

Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.69

Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.70

Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.71

Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.72

Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.73

Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.74

Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.75

Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.76

Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.77

Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.78

Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.79

Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.80	Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.81

Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.82

Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.83

Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.84

Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.85

Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.86

Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.87

Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.88

Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.89

Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.90

Omnibus Amendment to the Class B Terms Documents, dated as of January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.91

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.92

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.93

Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.94

Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.95

Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.96

Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.97

Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.98

Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.99

Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.100

Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.101

Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.102

Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.103

Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.104

Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.105

Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.106

Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.107

Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.108

Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.109

Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.110

Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.111

Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.112

Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.113

Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.114

Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.115

Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.116

Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.117

Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.118

Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.119

Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.120

Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.121

Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.122

Class A(2008-3) Terms Document, dated as of March 18, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2008, which is incorporated herein by reference).

4.6.123

Class B(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.124	Class C(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.125

Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.126

Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.127

Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.128

Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2008.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

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