Form 10-K
period 2009-06-30
BA Credit Card Trust
filed 2009-09-23
CIK 1128250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-K
____________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________to ___________

Commission File Number of issuing entity: 333-141948-02 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-141948-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

____________

Commission File Number of depositor: 333-141948

BA CREDIT CARD FUNDING, LLC

(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION

(Exact name of sponsor as specified in its charter)

____________

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

_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  ☒   [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Item 1117 of Regulation AB: Legal Proceedings.

Industry Developments

FIA Card Services, National Association ("FIA") issues credit cards on MasterCard's and Visa's networks. MasterCard and Visa are facing significant litigation and increased competition. In 2003, MasterCard and Visa settled a suit by Wal-Mart and other merchants who claimed that MasterCard and Visa unlawfully tied acceptance of debit cards to acceptance of credit cards. Under the settlement MasterCard and Visa are required to, among other things, allow merchants to accept MasterCard or Visa branded credit cards without accepting their debit cards (and vice versa), reduce the prices charged to merchants for off-line signature debit transactions for a period of time, and pay amounts totaling $3.05 billion into a settlement fund. MasterCard and Visa are also parties to suits in various state courts mirroring the allegations brought by Wal-Mart and the other merchants.

The costs associated with these and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

Bank of America Corporation and certain of its subsidiaries are defendants in putative class actions filed on behalf of retail merchants that accept Visa and MasterCard payment cards. Additional defendants include Visa, MasterCard, and other financial institutions. Plaintiffs seek unspecified treble damages and injunctive relief and allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws. The class actions are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust

Litigation. On January 8, 2008, the District Court dismissed all claims for pre-2004 damages. Plaintiffs filed a motion for class certification on May 8, 2008, and the defendants have opposed that motion. On January 29, 2009, the class plaintiffs filed an amended consolidated complaint. A motion to dismiss the foregoing complaint was filed on March 31, 2009.

The class plaintiffs have also filed two supplemental complaints against certain defendants, including Bank of America Corporation and certain of its subsidiaries, relating to, respectively, MasterCard's 2006 initial public offering (the MasterCard IPO) and Visa's 2008 initial public offering (the Visa IPO). The supplemental complaints, which seek unspecified treble damages and injunctive relief, assert, among other things, claims under federal antitrust laws. On November 25, 2008, the District Court granted defendants' motion to dismiss the supplemental complaint relating to the MasterCard IPO, with leave to amend. On January 29, 2009, plaintiffs amended this supplemental complaint and also filed the supplemental complaint relating to the Visa IPO. Motions to dismiss both of the foregoing complaints were filed on March 31, 2009.

Bank of America Corporation and certain of its subsidiaries have entered into agreements that provide for sharing liabilities in connection with certain antitrust litigation against Visa (the Visa-Related Litigation), including In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation. Under these agreements, Bank of America Corporation's obligations to Visa in the Visa-Related Litigation are capped at Bank of America Corporation's membership interest in Visa USA (currently approximately 12.9 percent). Also under these agreements, Visa Inc. has used a portion of the proceeds from the Visa IPO to fund liabilities arising from the Visa-Related Litigation, including the settlement during 2008 of Discover Financial Services v. Visa USA, et al. and the 2007 settlement of American Express Travel Related Services Company v. Visa USA, et al., and has stated that it will use such proceeds to fund other liabilities in the future, if any, arising from the Visa-Related Litigation.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

(a) Item 1122 Reports: Each of FIA, for itself and on behalf of its affiliated servicing participants, and The Bank of New York Mellon (each, a "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each Servicing Participant has completed a report on assessment of compliance with the servicing criteria applicable to such

Servicing Participant (each, a "Report on Assessment"), which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an "Attestation Report") by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant. Each Servicing Participant indicates that it has instituted policies and procedures to monitor whether its vendors’ activities comply in all material respects with such servicing criteria, and has elected to take responsibility for assessing compliance with the servicing criteria applicable to its vendors’ activities in such Servicing Participant’s Report on Assessment.

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

Exceptions:

The Bank of New York Mellon: The Bank of New York Mellon's Report on Assessment as of, and for the twelve months ended, June 30, 2009 and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon. Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents. The Bank of New York Mellon indicates that the segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account, but such account was not utilized in all instances by the indenture trustee as stated above.

The Bank of New York Mellon further indicates in its Report on Assessment that (i) payments related to each specified series of securities were timely remitted to the investors in such series, and (ii) existing procedures have been reviewed with The Bank of New York Mellon staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames. We have not independently verified the accuracy of The Bank of New York Mellon's assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the "SEC") require that each servicing participant complete a report on assessment at a "platform" level, meaning that the transactions covered by the report on assessment should include all asset-backed securities transactions involving such servicing participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters that a servicing participant may apply to define and further limit its platform. For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date for Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933. Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

(b) Other Reports: FIA has completed an assertion letter which states that, as of June 30, 2009, it maintained effective control over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust to provide reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted and recorded in conformity with the agreements identified in such letter to permit the preparation of the required financial reports. PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2009. Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of FIA and Banc of America Card Servicing Corporation ("BACSC") has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust. Each of FIA and BACSC has provided a statement of compliance with the related servicing agreement (each, a "Compliance Statement"), in each case signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	Not Applicable.
(b)	Exhibits

Exhibit Number	Description
3.1

Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2

Composite Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.1

Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2

Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.3

BA Credit Card Trust Third Amended and Restated Trust Agreement, dated as of October 20, 2006 (included in Exhibit 4.5 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.4

Second Amended and Restated Indenture, dated as of October 20, 2006 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.5

Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1

Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2

First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.4 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3

Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.4

Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.5

Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.6

Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.7

Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.8

Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.9

Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.10

Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.11

Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.12

Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.13

Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.14

Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.15

Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.16

Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.17

Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.18

Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.19

Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.20

Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.21

Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.22

Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.23

Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.24

Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.25

Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.26

Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.27

Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.28

Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.29

Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.30

Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.31

Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.32

Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.33

Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.34

Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.35

Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.36

Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.37

Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.38

Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.39

Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.40

Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.41

Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.42

Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.43

Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.44

Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.45

Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.46

Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.47

Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.48

Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.49

Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.50

Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.51

Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.52

Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.53

Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.54

Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.55

Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.56

Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.57

Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.58

Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.59

Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.60

Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.61

Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.62

Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.63

Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.64

Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.65

Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.66

Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.67

Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.68

Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.69

Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.70

Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.71

Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.72

Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.73

Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.74

Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.75

Omnibus Amendment to the Class B Terms Documents, dated as of January 25, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.76

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.77

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.78

Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.79

Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.80

Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.81

Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.82

Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.83

Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.84

Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.85

Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.86

Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.87

Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.88

Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.89

Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.90

Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.91

Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.92

Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.93

Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.94

Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.95

Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.96

Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.97

Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.98

Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.99

Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.100

Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.101

Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.102

Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.103

Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.104

Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.105

Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.106

Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.107

Class A(2008-3) Terms Document, dated as of March 18, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2008, which is incorporated herein by reference).

4.6.108

Class B(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.109

Class C(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.110

Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.111

Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.112

Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.113

Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.114

Class C(2008-4) Terms Document, dated as of July 10, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2008, which is incorporated herein by reference).

4.6.115

Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.116

Class A(2008-9) Terms Document, dated as of August 5, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008, which is incorporated herein by reference).

4.6.117

Class B(2008-4) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.118

Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.119

Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.120

Omnibus Amendment to the Class A(2001-2), Class C(2002-1), Class A(2002-3), Class A(2002-5), Class C(2002-3), Class A(2002-8), Class C(2002-6), Class C(2002-7), Class C(2003-1), Class A(2003-4), Class A(2003-8), Class A(2003-10), Class C(2003-7), Class A(2004-2), Class C(2004-1), Class A(2004-3), Class B(2004-1), Class A(2004-6), Class C(2004-2), Class A(2004-7), Class B(2004-2), Class A(2004-8), Class A(2004-10), Class A(2005-2), Class C(2005-1), Class A(2005-3), Class B(2005-1), Class A(2005-4), Class B(2005-2), Class A(2005-6), Class C(2005-2), Class A(2005-8), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class C(2006-1), Class B(2006-1), Class A(2006-2), Class C(2006-2), Class A(2006-3), Class C(2006-3), Class A(2006-5), Class C(2006-4), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class C(2006-5), Class B(2006-3), Class A(2006-9), Class A(2006-10), Class A(2006-11), Class A(2006-12), Class C(2006-7), Class A(2006-13), Class B(2006-4), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class B(2007-1), Class C(2007-1), Class B(2007-2), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class B(2007-3), Class A(2007-6), Class B(2007-4), Class C(2007-2), Class A(2007-7), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class B(2007-5), Class A(2007-13), Class B(2007-6), Class C(2007-4), Class A(2007-14), Class A(2007-15), Class B(2008-1), Class A(2008-1), Class C(2008-1), Class B(2008-2), Class C(2008-2), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class C(2008-4), Class A(2008-8), Class A(2008-9), Class B(2008-4), Class C(2008-5) and Class A(2008-10) Terms Documents, dated as of April 14, 2009 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2009, which is incorporated herein by reference).

4.6.121

Class B(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.122

Class C(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2009.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association.
35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.
99.1

Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2

Amended and Restated Delegation of Servicing Agreement, dated as of October 20, 2006, between FIA Card Services, National Association and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

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

Date: September 22, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1

Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2

Composite Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.1

Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2

Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.3

BA Credit Card Trust Third Amended and Restated Trust Agreement, dated as of October 20, 2006 (included in Exhibit 4.5 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.4

Second Amended and Restated Indenture, dated as of October 20, 2006 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.5

Amended and Restated BAseries Indenture Supplement, dated as of June 10, 2006 (included in Exhibit 4.5 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

4.6.1

Class A(2001-2) Terms Document, dated as of July 26, 2001 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.2

First Amendment to Class A(2001-2) Terms Document, dated as of August 8, 2001 (included in Exhibit 4.4 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2001, which is incorporated herein by reference).

4.6.3

Class A(2001-5) Terms Document, dated as of November 8, 2001 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2001, which is incorporated herein by reference).

4.6.4

Class C(2002-1) Terms Document, dated as of February 28, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2002, which is incorporated herein by reference).

4.6.5

Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.6

Class A(2002-5) Terms Document, dated as of May 30, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2002, which is incorporated herein by reference).

4.6.7

Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.8

Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.9

Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.10

Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.11

Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.12

Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.13

Class C(2003-6) Terms Document, dated as of July 30, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2003, which is incorporated herein by reference).

4.6.14

Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.15

Class B(2003-3) Terms Document, dated as of August 20, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.16

Class A(2003-9) Terms Document, dated as of September 24, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2003, which is incorporated herein by reference).

4.6.17

Class B(2003-5) Terms Document, dated as of October 2, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.18

Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.19

Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.20

Class A(2003-11) Terms Document, dated as of November 6, 2003 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.21

Class A(2003-12) Terms Document, dated as of December 18, 2003 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2003, which is incorporated herein by reference).

4.6.22

Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.23

Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.24

Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.25

Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.26

Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.27

Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.28

Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.29

Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.30

Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.31

Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.32

Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.33

Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.34

Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.35

Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.36

Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.37

Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.38

Class A(2005-5) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.39

Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.40

Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.41

Class A(2005-7) Terms Document, dated as of September 29, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 30, 2005, which is incorporated herein by reference).

4.6.42

Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.43

Class C(2005-3) Terms Document, dated as of October 20, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.6.44

Class B(2005-4) Terms Document, dated as of November 2, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 2, 2005, which is incorporated herein by reference).

4.6.45

Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.46

Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.47

Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.48

Class A(2006-1) Terms Document, dated as of February 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.49

Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.50

Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.51

Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.52

Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.53

Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.54

Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.55

Class A(2006-4) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 1, 2006, which is incorporated herein by reference).

4.6.56

Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.57

Class C(2006-4) Terms Document, dated as of June 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2006, which is incorporated herein by reference).

4.6.58

Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.59

Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.60

Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.61

Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.62

Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.63

Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.64

Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.65

Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.66

Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.67

Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.68

Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.69

Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.70

Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.71

Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.72

Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.73

Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.74

Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.75

Omnibus Amendment to the Class B Terms Documents, dated as of January 25, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.76

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.77

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.78

Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.79

Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.80

Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.81

Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.82

Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.83

Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.84

Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.85

Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.86

Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.87

Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.88

Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.89

Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.90

Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.91

Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.92

Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.93

Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.94

Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.95

Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.96

Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.97

Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.98

Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.99

Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.100

Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.101

Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.102

Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.103

Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.104

Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.105

Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.106

Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.107

Class A(2008-3) Terms Document, dated as of March 18, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 18, 2008, which is incorporated herein by reference).

4.6.108

Class B(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.109

Class C(2008-3) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.110

Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.111

Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.112

Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.113

Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.114

Class C(2008-4) Terms Document, dated as of July 10, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2008, which is incorporated herein by reference).

4.6.115

Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.116

Class A(2008-9) Terms Document, dated as of August 5, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008, which is incorporated herein by reference).

4.6.117

Class B(2008-4) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.118

Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.119

Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.120

Omnibus Amendment to the Class A(2001-2), Class C(2002-1), Class A(2002-3), Class A(2002-5), Class C(2002-3), Class A(2002-8), Class C(2002-6), Class C(2002-7), Class C(2003-1), Class A(2003-4), Class A(2003-8), Class A(2003-10), Class C(2003-7), Class A(2004-2), Class C(2004-1), Class A(2004-3), Class B(2004-1), Class A(2004-6), Class C(2004-2), Class A(2004-7), Class B(2004-2), Class A(2004-8), Class A(2004-10), Class A(2005-2), Class C(2005-1), Class A(2005-3), Class B(2005-1), Class A(2005-4), Class B(2005-2), Class A(2005-6), Class C(2005-2), Class A(2005-8), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class C(2006-1), Class B(2006-1), Class A(2006-2), Class C(2006-2), Class A(2006-3), Class C(2006-3), Class A(2006-5), Class C(2006-4), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class C(2006-5), Class B(2006-3), Class A(2006-9), Class A(2006-10), Class A(2006-11), Class A(2006-12), Class C(2006-7), Class A(2006-13), Class B(2006-4), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class B(2007-1), Class C(2007-1), Class B(2007-2), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class B(2007-3), Class A(2007-6), Class B(2007-4), Class C(2007-2), Class A(2007-7), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class B(2007-5), Class A(2007-13), Class B(2007-6), Class C(2007-4), Class A(2007-14), Class A(2007-15), Class B(2008-1), Class A(2008-1), Class C(2008-1), Class B(2008-2), Class C(2008-2), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class C(2008-4), Class A(2008-8), Class A(2008-9), Class B(2008-4), Class C(2008-5) and Class A(2008-10) Terms Documents, dated as of April 14, 2009 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2009, which is incorporated herein by reference).

4.6.121

Class B(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.122

Class C(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2009.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association.
35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.
99.1

Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2

Amended and Restated Delegation of Servicing Agreement, dated as of October 20, 2006, between FIA Card Services, National Association and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).