Form 10-K
period 2010-06-30
BA Credit Card Trust
filed 2010-09-28
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-166895-01 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-166895-02 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-166895

BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC 28255	c/o BA Credit Card Funding, LLC 214 North Tryon Street Charlotte, NC 28255
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(980) 683-4915	(980) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Litigation

Bank of America Corporation and certain of its subsidiaries are defendants in putative class actions filed on behalf of retail merchants that accept Visa and MasterCard payment cards. Additional defendants include Visa, MasterCard, and other financial institutions.  Plaintiffs, which seek unspecified treble damages and injunctive relief, allege that the defendants conspired to fix the level of interchange and merchant discount fees and that certain other practices, including various Visa and MasterCard rules, violate federal and California antitrust laws.  The class actions, the first of which was filed on June 22, 2005, are coordinated for pre-trial proceedings in the U.S. District Court for the Eastern District of New York, together with individual actions brought only against Visa and MasterCard, under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation.  On January 8, 2008, the District Court dismissed all claims for pre-2004 damages.

On May 8, 2008, plaintiffs filed a motion for class certification, which the defendants opposed.  On January 29, 2009, the class plaintiffs filed a second amended consolidated complaint.

The class plaintiffs have also filed two supplemental complaints against certain defendants, including Bank of America Corporation and certain of its subsidiaries, relating to MasterCard’s 2006 initial public offering (the “MasterCard IPO”) and Visa’s 2008 initial public offering (the “Visa IPO”).  The supplemental complaints, which seek unspecified treble damages and injunctive relief, assert, among other things, claims under federal antitrust laws.  On November 25, 2008, the District Court granted defendants’ motion to dismiss the supplemental complaint relating to the MasterCard IPO, with leave to amend.  On January 29, 2009, plaintiffs amended the MasterCard IPO supplemental complaint and also filed a supplemental complaint relating to the Visa IPO.

Defendants have filed motions to dismiss the second amended consolidated complaint and the MasterCard IPO and Visa IPO supplemental complaints.

Bank of America Corporation and certain of its subsidiaries have entered into agreements with Visa and other financial institutions that provide for sharing liabilities in connection with certain antitrust litigation against Visa, including In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (the Visa-Related Litigation).  Under these agreements, Bank of America Corporation’s obligations to Visa in the Visa-Related Litigation are capped at Bank of America Corporation’s membership interest in Visa USA, which currently is 12.9%.  Under these agreements, Visa Inc. placed a portion of the proceeds from the Visa IPO into an escrow to fund liabilities arising from the Visa-Related Litigation, including the 2008 settlement of Discover Financial Services v. Visa USA, et al. and the 2007 settlement of American Express Travel Related Services Company v. Visa USA, et al.  Since the Visa IPO, Visa Inc. has added funds to the escrow, which has the effect of repurchasing Visa Inc. Class A common stock equivalents from the Visa USA members, including Bank of America Corporation.

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

Exceptions:

The Bank of New York Mellon:  The Bank of New York Mellon’s Report on Assessment as of, and for the twelve months ended, June 30, 2010 and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon.  Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame required by the related transaction documents.  The Bank of New York Mellon indicates that the segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account, but such account was not utilized in all instances by the indenture trustee as stated above.

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

Platform-Level Reports:

Regulations of the Securities and Exchange Commission (the “SEC”) require that each servicing participant complete a report on assessment at a “platform” level, meaning that the transactions covered by the report on assessment should include all asset-backed securities transactions involving such servicing participant that are backed by the same asset type.  Subsequent guidance from the SEC staff identifies additional parameters that a servicing participant may apply to define and further limit its platform.  For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date for Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933.  Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2010, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted in conformity with the agreements identified in such letter and recorded properly to permit the preparation of the required financial reports.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2010.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

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

3.2	Amended and Restated Bylaws of FIA Card Services, National Association.

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2.1
Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.2.2
Addendum to Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 31, 2010 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

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

4.6.4
Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.5
Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.6
Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.7
Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.8
Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.9
Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.10
Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.11
Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.12
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.13
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.14
Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.15
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.16
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.17
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.18
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.19
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.20
Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.21
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.22
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.23
Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.24
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.25
Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.26
Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.27
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.28
Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.29
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.30
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.31
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.32
Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.33
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.34
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.35
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.36
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.37
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.38
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.39
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.40
Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.41
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.42
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.43	Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.44
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.45	Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.46
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.47
Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.48
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.49
Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.50
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.51	Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.52	Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.53	Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.54
Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.55	Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.56	Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.57	Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.58	Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.59	Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.60	Omnibus Amendment to the Class B Terms Documents, dated as of January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.61	Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.62
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.63
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.64	Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.65	Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.66
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.67	Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.68	Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.69	Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.70	Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.71	Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.72	Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.73	Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.74	Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.75	Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.76	Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.77	Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.78	Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.79
Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.80
Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.81
Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.82	Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.83	Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.84	Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.85	Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.86	Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.87	Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.88	Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.89
Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.90
Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.91	Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.92	Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.93	Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.94	Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.95	Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.96	Class C(2008-4) Terms Document, dated as of July 10, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2008, which is incorporated herein by reference).

4.6.97	Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.98	Class A(2008-9) Terms Document, dated as of August 5, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008, which is incorporated herein by reference).

4.6.99	Class B(2008-4) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.100	Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.101	Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.102	Omnibus Amendment to the Class A(2001-2), Class C(2002-1), Class A(2002-3), Class A(2002-5), Class C(2002-3), Class A(2002-8), Class C(2002-6), Class C(2002-7), Class C(2003-1), Class A(2003-4), Class A(2003-8), Class A(2003-10), Class C(2003-7), Class A(2004-2), Class C(2004-1), Class A(2004-3), Class B(2004-1), Class A(2004-6), Class C(2004-2), Class A(2004-7), Class B(2004-2), Class A(2004-8), Class A(2004-10), Class A(2005-2), Class C(2005-1), Class A(2005-3), Class B(2005-1), Class A(2005-4), Class B(2005-2), Class A(2005-6), Class C(2005-2), Class A(2005-8), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class C(2006-1), Class B(2006-1), Class A(2006-2), Class C(2006-2), Class A(2006-3), Class C(2006-3), Class A(2006-5), Class C(2006-4), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class C(2006-5), Class B(2006-3), Class A(2006-9), Class A(2006-10), Class A(2006-11), Class A(2006-12), Class C(2006-7), Class A(2006-13), Class B(2006-4), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class B(2007-1), Class C(2007-1), Class B(2007-2), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class B(2007-3), Class A(2007-6), Class B(2007-4), Class C(2007-2), Class A(2007-7), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class B(2007-5), Class A(2007-13), Class B(2007-6), Class C(2007-4), Class A(2007-14), Class A(2007-15), Class B(2008-1), Class A(2008-1), Class C(2008-1), Class B(2008-2), Class C(2008-2), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class C(2008-4), Class A(2008-8), Class A(2008-9), Class B(2008-4), Class C(2008-5) and Class A(2008-10) Terms Documents, dated as of April 14, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2009, which is incorporated herein by reference).

4.6.103	Class B(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.104	Class C(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.105	Class B(2009-2) Terms Document, dated as of October 13, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2009, which is incorporated herein by reference).

4.6.106	Omnibus Addendum to the Class A(2001-2), Class A(2002-2), Class A(2002-3), Class A(2003-4), Class A(2003-5), Class A(2003-8), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-5), Class A(2004-6), Class A(2004-8), Class A(2004-9), Class A(2005-2), Class A(2005-3), Class A(2005-4), Class A(2005-6), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class A(2006-2), Class A(2006-5), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class A(2006-9), Class A(2006-11), Class A(2006-12), Class A(2006-13), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class A(2007-5), Class A(2007-6), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class A(2007-14), Class A(2007-15), Class A(2008-1), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class A(2008-8) and Class A(2008-10) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.107	Omnibus Addendum to the Class B(2003-4), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class B(2005-2), Class B(2005-3), Class B(2006-1), Class B(2006-2), Class B(2007-2), Class B(2007-3), Class B(2007-4), Class B(2008-1), Class B(2008-2), Class B(2009-1), Class B(2009-2) and Class B(2010-1) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.108	Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2010.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1.	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

99.1	Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2	Amended and Restated Delegation of Servicing Agreement, dated as of October 20, 2006, between FIA Card Services, National Association and Banc of America Card Servicing Corporation (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

99.3	Defaulted Receivables Supplemental Servicing Agreement, dated as of September 11, 2009, between FIA Card Services, National Association and BA Credit Card Funding, LLC (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2009, which is incorporated herein by reference).

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By: FIA Card Services, National Association,
as Servicer

By: /s/ Michael E. Friedlander
Name: Michael E. Friedlander
Title: Senior Vice President

(senior officer in charge of the servicing function)

Date: September 28, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1
Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2	Amended and Restated Bylaws of FIA Card Services, National Association.

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.2.1
Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.2.2
Addendum to Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 31, 2010 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

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

4.6.4
Class A(2002-3) Terms Document, dated as of April 24, 2002 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2002, which is incorporated herein by reference).

4.6.5
Class C(2002-3) Terms Document, dated as of June 12, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 15, 2002, which is incorporated herein by reference).

4.6.6
Class A(2002-8) Terms Document, dated as of July 31, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 14, 2002, which is incorporated herein by reference).

4.6.7	Class C(2002-6) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.8	Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.9
Class C(2003-1) Terms Document, dated as of February 4, 2003 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2003, which is incorporated herein by reference).

4.6.10
Class A(2003-4) Terms Document, dated as of April 24, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2003, which is incorporated herein by reference).

4.6.11
Class A(2003-8) Terms Document, dated as of August 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2003, which is incorporated herein by reference).

4.6.12	Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.13	Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.14	Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.15
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.16
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.17
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.18
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.19
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.20
Class A(2004-7) Terms Document, dated as of July 28, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 28, 2004, which is incorporated herein by reference).

4.6.21
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.22
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.23
Class A(2004-10) Terms Document, dated as of October 27, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 27, 2004, which is incorporated herein by reference).

4.6.24
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.25
Class C(2005-1) Terms Document, dated as of June 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2005, which is incorporated herein by reference).

4.6.26
Class A(2005-3) Terms Document, dated as of June 14, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.6.27
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.28
Class A(2005-4) Terms Document, dated as of July 7, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference).

4.6.29
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.30
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.31
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.32
Class A(2005-8) Terms Document, dated as of October 12, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2005, which is incorporated herein by reference).

4.6.33
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.34
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.35
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.36	Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.37
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.38
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.39
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.40
Class A(2006-3) Terms Document, dated as of March 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2006, which is incorporated herein by reference).

4.6.41
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.42
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.43
Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.44
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.45
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.46
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.47
Class B(2006-3) Terms Document, dated as of August 22, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 23, 2006, which is incorporated herein by reference).

4.6.48
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.49
Class A(2006-10) Terms Document, dated as of September 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2006, which is incorporated herein by reference).

4.6.50
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.51	Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.52
Class C(2006-7) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.53
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.54	Class B(2006-4) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.55
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.56
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.57
Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.58
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.59
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.60
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.61
Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.62
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.63
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.64	Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.65
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.66
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.67
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.68
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.69
Class B(2007-4) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.70
Class C(2007-2) Terms Document, dated as of May 15, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.71
Class A(2007-7) Terms Document, dated as of May 16, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007, which is incorporated herein by reference).

4.6.72
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.73
Class B(2007-4) Supplemental Indenture, dated as of June 22, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.74
Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.75
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.76
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.77
Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.78	Class B(2007-5) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 11, 2007, which is incorporated herein by reference).

4.6.79	Class A(2007-13) Terms Document, dated as of October 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.6.80	Class B(2007-6) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.81
Class C(2007-4) Terms Document, dated as of November 16, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2007, which is incorporated herein by reference).

4.6.82
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.83
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.84
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.85
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.86
Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.87
Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.88
Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.89
Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.90
Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.91
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.92
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.93
Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.94
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.95
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.96
Class C(2008-4) Terms Document, dated as of July 10, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2008, which is incorporated herein by reference).

4.6.97
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.98
Class A(2008-9) Terms Document, dated as of August 5, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 5, 2008, which is incorporated herein by reference).

4.6.99
Class B(2008-4) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.100
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.101
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.102
Omnibus Amendment to the Class A(2001-2), Class C(2002-1), Class A(2002-3), Class A(2002-5), Class C(2002-3), Class A(2002-8), Class C(2002-6), Class C(2002-7), Class C(2003-1), Class A(2003-4), Class A(2003-8), Class A(2003-10), Class C(2003-7), Class A(2004-2), Class C(2004-1), Class A(2004-3), Class B(2004-1), Class A(2004-6), Class C(2004-2), Class A(2004-7), Class B(2004-2), Class A(2004-8), Class A(2004-10), Class A(2005-2), Class C(2005-1), Class A(2005-3), Class B(2005-1), Class A(2005-4), Class B(2005-2), Class A(2005-6), Class C(2005-2), Class A(2005-8), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class C(2006-1), Class B(2006-1), Class A(2006-2), Class C(2006-2), Class A(2006-3), Class C(2006-3), Class A(2006-5), Class C(2006-4), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class C(2006-5), Class B(2006-3), Class A(2006-9), Class A(2006-10), Class A(2006-11), Class A(2006-12), Class C(2006-7), Class A(2006-13), Class B(2006-4), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class B(2007-1), Class C(2007-1), Class B(2007-2), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class B(2007-3), Class A(2007-6), Class B(2007-4), Class C(2007-2), Class A(2007-7), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class B(2007-5), Class A(2007-13), Class B(2007-6), Class C(2007-4), Class A(2007-14), Class A(2007-15), Class B(2008-1), Class A(2008-1), Class C(2008-1), Class B(2008-2), Class C(2008-2), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class C(2008-4), Class A(2008-8), Class A(2008-9), Class B(2008-4), Class C(2008-5) and Class A(2008-10) Terms Documents, dated as of April 14, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2009, which is incorporated herein by reference).

4.6.103
Class B(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.104
Class C(2009-1) Terms Document, dated as of June 4, 2009 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 4, 2009, which is incorporated herein by reference).

4.6.105
Class B(2009-2) Terms Document, dated as of October 13, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2009, which is incorporated herein by reference).

4.6.106
Omnibus Addendum to the Class A(2001-2), Class A(2002-2), Class A(2002-3), Class A(2003-4), Class A(2003-5), Class A(2003-8), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-5), Class A(2004-6), Class A(2004-8), Class A(2004-9), Class A(2005-2), Class A(2005-3), Class A(2005-4), Class A(2005-6), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class A(2006-2), Class A(2006-5), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class A(2006-9), Class A(2006-11), Class A(2006-12), Class A(2006-13), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class A(2007-5), Class A(2007-6), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class A(2007-14), Class A(2007-15), Class A(2008-1), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class A(2008-8) and Class A(2008-10) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.107
Omnibus Addendum to the Class B(2003-4), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class B(2005-2), Class B(2005-3), Class B(2006-1), Class B(2006-2), Class B(2007-2), Class B(2007-3), Class B(2007-4), Class B(2008-1), Class B(2008-2), Class B(2009-1), Class B(2009-2) and Class B(2010-1) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.108
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2010.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

35.2	Servicer Compliance Statement of Banc of America Card Servicing Corporation.

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

99.3
Defaulted Receivables Supplemental Servicing Agreement, dated as of September 11, 2009, between FIA Card Services, National Association and BA Credit Card Funding, LLC (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2009, which is incorporated herein by reference).