Form 10-K
period 2011-06-30
BA Credit Card Trust
filed 2011-09-28
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

-------------------------

FORM 10-K

-------------------------

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-166895-01 BA CREDIT CARD TRUST* (Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	Commission File Number of issuing entity: 333-166895-02 BA MASTER CREDIT CARD TRUST II (Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)
-------------------------
Commission File Number of depositor: 333-166895
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

-------------------------

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

-------------------------

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

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	(Removed and Reserved).

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

Item 1117 of Regulation AB: Legal Proceedings.

Industry Developments

FIA Card Services, National Association (“FIA”) issues credit cards on MasterCard’s and Visa’s networks.  MasterCard and Visa are subject to settlement obligations relating to certain litigations and continue to be subject to significant ongoing litigations, including class actions, and increased competition.  These settlements and litigations are based on, among other things, claimed violations of United States federal antitrust laws, claims that currency conversion fees were wrongly applied on purchases of goods and services in foreign countries, and claims alleging that the interchange charged by MasterCard and Visa is impermissible.  The costs associated with these settlements, litigations and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including FIA.

Litigation

A group of merchants have filed a series of putative class actions and individual actions with regard to interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which have been consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (“Interchange”), name Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation, as defendants.  Plaintiffs allege that the defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction.  Plaintiffs also challenge as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale.  Plaintiffs seek unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct.  On

January 8, 2008, the court granted defendants’ motion to dismiss all claims for pre-2004 damages.  Motions to dismiss the remainder of the complaint and plaintiffs’ motion for class certification are pending.

In addition, plaintiffs filed supplemental complaints against certain defendants, including Bank of America Corporation, relating to initial public offerings (the “IPOs”) of MasterCard and Visa.  Plaintiffs allege that the MasterCard and Visa IPOs violated Section 7 of the Clayton Act and Section 1 of the Sherman Act.  Plaintiffs also assert that the MasterCard IPO was a fraudulent conveyance.  Plaintiffs seek unspecified damages and to undo the IPOs.  Motions to dismiss both supplemental complaints were filed in March 2009 and the motions remain pending.  On June 20, 2011, plaintiffs and defendants both moved for summary judgment.  Those motions are also pending; oral argument on the summary judgment motions is scheduled for November 2, 2011.  Trial has been scheduled to begin on September 12, 2012.

Bank of America Corporation and certain of its affiliates previously entered into loss-sharing agreements with Visa and other financial institutions in connection with certain antitrust litigation against Visa, including Interchange.  Bank of America Corporation and these same affiliates have now entered into additional loss-sharing agreements for Interchange that cover all defendants, including MasterCard.  Collectively, the loss-sharing agreements require Bank of America Corporation and/or certain affiliates to pay 11.6 percent of the monetary portion of any comprehensive Interchange settlement.  In the event of an adverse judgment, the agreements require Bank of America Corporation and/or certain affiliates to pay 12.8 percent of any damages associated with Visa-related claims (“Visa-related damages”), 9.1 percent of any damages associated with MasterCard-related claims, and 11.6 percent of any damages associated with internetwork claims (“internetwork damages”) or not associated specifically with Visa or MasterCard-related claims (“unassigned damages”).

Pursuant to Visa’s publicly-disclosed Retrospective Responsibility Plan (the “RRP”), Visa placed certain proceeds from its IPO into an escrow fund (the “Escrow”).  Under the RRP, funds in the Escrow may be accessed by Visa and its members, including Bank of America, to pay for a comprehensive settlement or damages in Interchange, with Bank of America Corporation’s payments from the Escrow capped at 12.81 percent of the funds that Visa places therein.  Subject to that cap, Bank of America Corporation may use Escrow funds to cover: 73.9 percent of its monetary payment towards a comprehensive Interchange settlement, 100 percent of its payment for any Visa-related damages and 73.9 percent of its payment for any internetwork damages and unassigned damages.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

(a) Item 1122 Reports: Each of FIA, with respect to itself and its affiliated servicing participants, and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  Each Servicing Participant has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.

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

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2011, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted in conformity with the agreements identified in such letter and recorded properly to permit the preparation of the required financial reports.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2011.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

FIA has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  In addition, Banc of America Card Servicing Corporation (“BACSC”) was a subservicer with respect to such pool assets through and including June 30, 2011.  At the close of business on June 30, 2011, all of the assets and personnel of BACSC became assets and personnel of FIA.  FIA, with respect to itself and BACSC, has provided a statement of compliance with the related servicing agreements (the “Compliance Statement”), signed by an authorized officer of FIA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

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

3.2
Amended and Restated Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2010, which is incorporated herein by reference).

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.1.1
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 3, 2011 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2011, which is incorporated herein by reference).

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

4.6.7
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

4.6.9
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.10
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.11
Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.12
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.13
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.14
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.15
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.16
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.17
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.18
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.19
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.20
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.21
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.22
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.23
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.24
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.25
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.26
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.27
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.28
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.29
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.30
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.31
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.32
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.33
Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.34
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.35
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.36
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.37
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.38
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.39
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.40
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.41
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.42
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.43
Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.44
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.45
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.46
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.47
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.48
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.49
Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.50
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.51
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.52
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.53
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.54
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.55
Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.56
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.57
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.58
Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.59
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.60
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.61
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.62
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.63
Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.64
Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.65
Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.66
Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.67
Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.68
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.69
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.70
Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.71
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.72
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.73
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.74
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.75
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.76
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

4.6.77
Class B(2009-2) Terms Document, dated as of October 13, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2009, which is incorporated herein by reference).

4.6.78
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

4.6.79
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

4.6.80
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2011.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association, in respect of itself and Banc of America Card Servicing Corporation.
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

By: /s/ Michelle D. Dumont
Name: Michelle D. Dumont
Title: Senior Vice President

(senior officer in charge of the servicing function)

Date: September 28, 2011

EXHIBIT INDEX

Exhibit Number	Description
3.1
Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2
Amended and Restated Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2010, which is incorporated herein by reference).

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.1.1
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 3, 2011 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2011, which is incorporated herein by reference).

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

4.6.7
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

4.6.9
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.10
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.11
Class A(2004-2) Terms Document, dated as of February 25, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 25, 2004, which is incorporated herein by reference).

4.6.12
Class C(2004-1) Terms Document, dated as of March 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 16, 2004, which is incorporated herein by reference).

4.6.13
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.14
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.15
Class A(2004-6) Terms Document, dated as of June 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference).

4.6.16
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.17
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.18
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.19
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.20
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.21
Class B(2005-2) Terms Document, dated as of August 11, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.6.22
Class A(2005-6) Terms Document, dated as of August 25, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 25, 2005, which is incorporated herein by reference).

4.6.23
Class C(2005-2) Terms Document, dated as of September 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2005, which is incorporated herein by reference).

4.6.24
Class A(2005-9) Terms Document, dated as of November 17, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2005, which is incorporated herein by reference).

4.6.25
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.26
Class A(2005-11) Terms Document, dated as of December 16, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 16, 2005, which is incorporated herein by reference).

4.6.27
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.28
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.29
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.30
Class C(2006-2) Terms Document, dated as of March 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2006, which is incorporated herein by reference).

4.6.31
Class C(2006-3) Terms Document, dated as of May 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2006, which is incorporated herein by reference).

4.6.32
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.33
Class A(2006-6) Terms Document, dated as of July 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2006, which is incorporated herein by reference).

4.6.34
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.35
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.36
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.37
Class A(2006-9) Terms Document, dated as of August 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 30, 2006, which is incorporated herein by reference).

4.6.38
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.39
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.40
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.41
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.42
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.43
Class A(2006-16) Terms Document, dated as of December 19, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 19, 2006, which is incorporated herein by reference).

4.6.44
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.45
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.46
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.47
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.48
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.49
Class A(2007-2) Terms Document, dated as of February 16, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 16, 2007, which is incorporated herein by reference).

4.6.50
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.51
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.52
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.53
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.54
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.55
Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.56
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.57
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.58
Class A(2007-12) Terms Document, dated as of August 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 22, 2007, which is incorporated herein by reference).

4.6.59
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.60
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.61
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.62
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.63
Class A(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.64
Class C(2008-1) Terms Document, dated as of January 29, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 29, 2008, which is incorporated herein by reference).

4.6.65
Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.66
Class B(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.67
Class C(2008-2) Terms Document, dated as of February 14, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 14, 2008, which is incorporated herein by reference).

4.6.68
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.69
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.70
Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.71
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.72
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.73
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.74
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.75
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.76
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

4.6.77
Class B(2009-2) Terms Document, dated as of October 13, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 13, 2009, which is incorporated herein by reference).

4.6.78
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

4.6.79
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

4.6.80
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2011.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association, in respect of itself and Banc of America Card Servicing Corporation.
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