Form 10-K
period 2012-06-30
BA Credit Card Trust
filed 2012-09-28
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

____________________________
Commission File Number of depositor: 333-166895
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

FIA CARD SERVICES, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)
_____________________________

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

______________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No  No  [Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  [Item 405 of Regulation S-K is not applicable.]

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

Litigation

A group of merchants have filed a series of putative class actions and individual actions with regard to interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which have been consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (“Interchange”), name Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation, as defendants.  Plaintiffs allege that defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction.

Plaintiffs also challenge as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale.

On July 13, 2012, defendants, including Bank of America Corporation, and class plaintiffs in the Interchange matter filed a memorandum of understanding with the court regarding a global settlement of the Interchange litigation.  The memorandum of understanding provides that defendants and class plaintiffs have agreed to enter a definitive settlement agreement that will provide, among other things, that all defendants will pay a total of $6.05 billion to class plaintiffs and that each network will make certain changes to network rules regarding merchant point of sale practices.  Visa and MasterCard also have agreed to distribute to class members an amount equal to 10 bps of credit interchange rates for U.S. merchant class members for a period of eight months, beginning within 60 days after completion of the court-ordered period during which individual class members may opt out of the settlement.  Such amounts otherwise would have been paid to Visa or MasterCard issuers, including Bank of America Corporation.  In exchange, class plaintiffs have agreed to a broad release for defendants.  The class action settlement agreement to be executed by the parties will be subject to court approval.  In addition to settlement with the class plaintiffs, defendants in the individual actions also reached a settlement with plaintiffs in the individual actions.  The settlement of the individual actions provides that all defendants will pay a total amount of $525 million.

Subject to the loss-sharing agreements Bank of America Corporation and certain affiliates previously entered into with Visa, MasterCard and other financial institutions, Bank of America Corporation will contribute a total of $738 million to the settlement of the class and individual actions.  Of that amount, $539 million will be paid from the proceeds that Visa previously placed into an escrow fund pursuant to Visa’s Retrospective Responsibility Plan to cover Bank of America Corporation's share of Visa-related claims.  Bank of America Corporation has agreed to pay $199 million in cash for the MasterCard-related claims.  The costs of the Interchange settlement have been fully accrued by Bank of America Corporation.

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

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2012, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets are safeguarded against loss from unauthorized use or disposition and that the servicing of such assets was conducted in conformity with the agreements identified in such letter and recorded properly to permit the preparation of the required financial reports.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2012.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

FIA has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  FIA has provided a statement of compliance with the related servicing agreements (the “Compliance Statement”), signed by an authorized officer of FIA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)Not Applicable.

(a)(2)Not Applicable.

(a)(3)Not Applicable.

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

4.6.9
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.10
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.11
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.12
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.13
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.14
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.15
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.16
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.17
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.18
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.19
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.20
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.21
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.22
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.23
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.24
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.25
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.26
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.27
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.28
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.29
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.30
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.31
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.32
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.33
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.34
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.35
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.36
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.37
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.38
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.39
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.40
Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.41
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.42
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.43
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.44
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.45
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.46
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.47
Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.48
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.49
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.50
Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.51
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.52
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.53
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.54
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.55
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.56
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

4.6.57
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

4.6.58
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

4.6.59
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2012.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

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

(c)Not Applicable.

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

Date: September 27, 2012

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

4.6.9
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.10
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.11
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.12
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.13
Class B(2004-2) Terms Document, dated as of August 11, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2004, which is incorporated herein by reference).

4.6.14
Class A(2004-8) Terms Document, dated as of September 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 14, 2004, which is incorporated herein by reference).

4.6.15
Class A(2005-2) Terms Document, dated as of May 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 19, 2005, which is incorporated herein by reference).

4.6.16
Class B(2005-1) Terms Document, dated as of June 22, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2005, which is incorporated herein by reference).

4.6.17
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.18
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.19
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.20
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.21
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.22
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.23
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.24
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.25
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.26
Class A(2006-12) Terms Document, dated as of October 16, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.6.27
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.28
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.29
Class A(2006-15) Terms Document, dated as of December 13, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, which is incorporated herein by reference).

4.6.30
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.31
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.32
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.33
Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 26, 2007, which is incorporated herein by reference).

4.6.34
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.35
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.36
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.37
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.38
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.39
Class A(2007-8) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 22, 2007, which is incorporated herein by reference).

4.6.40
Class A(2007-9) Terms Document, dated as of July 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 19, 2007, which is incorporated herein by reference).

4.6.41
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.42
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.43
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.44
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.45
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.46
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.47
Class A(2008-1) Supplemental Indenture, dated as of February 8, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 8, 2008, which is incorporated herein by reference).

4.6.48
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.49
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.50
Class A(2008-5) Terms Document, dated as of May 2, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 2, 2008, which is incorporated herein by reference).

4.6.51
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.52
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.53
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.54
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.55
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.56
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

4.6.57
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

4.6.58
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

4.6.59
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2012.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

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