Form 10-K
period 2013-06-30
BA Credit Card Trust
filed 2013-09-30
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-189460-02 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-189460-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-189460
BA CREDIT CARD FUNDING, LLC
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

*
In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission in respect of BA Credit Card Trust and BA Master Credit Card Trust II under the Central Index Key (CIK) number (0001128250) for BA Credit Card Trust.

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

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation, named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation, as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates, which represent the fee an issuing bank charges an acquiring bank on every transaction.  Plaintiffs also challenged as unreasonable restraints of trade under Section 1 of the Sherman Act certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale.  Plaintiffs sought unspecified damages and injunctive relief based on their assertion that interchange would be lower or eliminated absent the alleged conduct.

On October 19, 2012, defendants, including Bank of America Corporation, entered an agreement to settle the class plaintiffs’ claims.  The defendants also separately agreed to resolve the claims brought by a group of individual retailers that opted out of the class to pursue independent litigation.  The settlement agreements provide for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) distribution to class merchants of an amount equal to 10 bps of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which period began on July 29, 2013, which otherwise would have been paid to Visa and MasterCard issuers, including Bank of America Corporation, and which effectively reduces credit interchange for that period of time; and (iii) modifications to Visa and MasterCard rules regarding merchant point of sale practices.

Subject to the loss-sharing agreements Bank of America Corporation and certain affiliates previously entered into with Visa, MasterCard and other financial institutions, Bank of America Corporation will contribute a total of $738 million to the settlement of the class and individual actions.  Of that amount, $539 million will be paid from the proceeds that Visa previously placed into an escrow fund pursuant to Visa’s Retrospective Responsibility Plan to cover Bank of America Corporation’s share of Visa-related claims.

The court granted preliminary approval of the class settlement agreement on November 9, 2012, over the objections of several class members.  The objecting class members appealed to the U.S. Court of Appeals for the Second Circuit, which denied appellants’ motion for expedited appeal and deferred briefing until after final approval of the settlement.  The final approval hearing was held on September 12, 2013 and the court reserved decision.

Regulatory Developments

FIA has received inquiries from and has been in discussions with regulatory authorities to address concerns regarding the sale and marketing of certain optional credit card debt cancellation products.  Bank of America Corporation and/or FIA may be subject to a regulatory enforcement action and required to pay restitution or provide other relief to customers, and/or pay penalties to one or more regulators.

In addition, FIA has been in discussions with regulatory authorities to address concerns that some customers may have paid for but did not receive certain benefits of optional identity theft protection services from third-party vendors of FIA, including whether appropriate oversight of such vendors existed.  Bank of America Corporation and/or FIA has issued and will continue to issue refund checks to impacted customers and may be subject to a regulatory enforcement action requiring payment of additional restitution or other relief to customers, and/or payment of penalties to one or more regulators.

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

Exceptions:

FIA Card Services, National Association:  FIA’s Report on Assessment and the related Attestation Report prepared by PricewaterhouseCoopers LLP have identified material noncompliance with one servicing criterion applicable to FIA -- servicing criterion 1122(d)(4)(v), which contemplates that FIA’s records regarding the pool assets agree with its records with respect to an obligor’s unpaid principal balance.

FIA currently utilizes two payment prioritization methodologies when servicing credit card accounts.  The cardholder cycle payment methodology is utilized for customer calculations such as balance subject to finance charge, finance charges billed, and statement balance reporting functions.  The daily trust payment methodology is utilized for reporting on the assets in the BA Master Credit Card Trust II portfolio.  FIA believes that these two methodologies have been utilized since approximately 1996.

The two current methodologies agree on the total outstanding balance for each credit card account, but they vary with respect to the component principal receivable and finance charge receivable balances.  This variance is primarily due to differences in the payment priorities applied to collections under each of the two methodologies.  Please refer to “Variances in Trust Reporting Compared with Cardholder Reporting” in the endnotes to Exhibit 99.1 in the registrant’s distribution report on Form 10-D, filed with the SEC on September 16, 2013, for a description of the two payment prioritization methodologies utilized by FIA, their differences, and the resulting variance as of the end of the August 2013 Monthly Period.

FIA has begun to implement a systems initiative that will consolidate these methodologies into a single payment prioritization methodology.  Upon completion of this initiative, currently expected in mid-2014, this consolidated methodology will prioritize payments to balances similar to the cardholder methodology but will do so on a daily basis similar to the trust methodology.

The Bank of New York Mellon:  The Bank of New York Mellon’s Report on Assessment and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with three servicing criteria applicable to The Bank of New York Mellon:

●
Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Securities and Exchange Commission (the “SEC”), are maintained in accordance with the transaction agreements and applicable SEC requirements.  Specifically, such reports: Are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance:  The Bank of New York Mellon indicates that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes and other terms set forth in the related transaction agreements.

Remediation:  The Bank of New York Mellon further indicates that (i) when its management became aware of such instances, controls designed to prevent such occurrences in the future were implemented and (ii) the applicable reports have been prepared and distributed to investors.

●
Servicing criterion 1122(d)(3)(i)(B) contemplates that reports to investors, including those to be filed with the SEC, are maintained in accordance with the transaction agreements and applicable SEC requirements. Specifically, such reports: Provide information calculated in accordance with the terms specified in the transaction agreements.

Noncompliance:  The Bank of New York Mellon indicates that during the reporting period, for the manufactured housing transactions in its platform, certain reports to investors contained information that was not calculated in accordance with the terms specified in the related transaction agreements.

Remediation:  The Bank of New York Mellon further indicates that (i) these instances of noncompliance were because of errors in the related payment models and omissions in data provided by the related servicer, (ii) when its management became aware that changes to investor reports were necessary, after receipt of the omitted information from the related servicer, investors were informed of the errors and the applicable investor reports were revised to reflect payment adjustments made in December 2012, and (iii) the related payment models were updated to ensure that future reports provide information calculated in accordance with the terms specified in the transaction agreements.

●
Servicing criterion 1122(d)(3)(ii) contemplates that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance:  The Bank of New York Mellon indicates that during the reporting period, for the manufactured housing transactions in its platform, certain amounts due to the related investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the related transaction agreements.

Remediation:  The Bank of New York Mellon further indicates that (i) these instances of noncompliance were because of errors in the related payment models and omissions in data provided by the related servicer and (ii) when its management became aware that changes to investor payments and reports were necessary, after receipt of the omitted information from the related servicer, in December 2012, the applicable payments were adjusted related to the affected payment dates and revisions to the payment models were made to ensure that future payments will be allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

The Bank of New York Mellon has also confirmed that none of the identified instances of noncompliance involved the servicing of pool assets held by either BA Master Credit Card Trust II or by BA Credit Card Trust.

We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.

Platform-Level Reports:

Regulations of the SEC require that each servicing participant complete a report on assessment at a “platform” level, meaning that the transactions covered by the report on assessment should include all asset-backed securities transactions involving such servicing participant that are backed by the same asset type.  Subsequent guidance from the SEC staff identifies additional parameters that a servicing participant may apply to define and further limit its platform.  For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date for Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933.  Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2013, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of FIA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2013.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

FIA has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  FIA has provided a statement of compliance with the related servicing agreement (the “Compliance Statement”), signed by an authorized officer of FIA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)Not Applicable.

(a)(2)Not Applicable.

(a)(3)Not Applicable.

(b)Exhibits

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

4.6.2	Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.3
Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.4
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.5
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.6
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.7
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.8
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.9
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.10
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.11
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.12
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.13
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.14
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.15
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.16
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.17
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.18
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.19
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.20
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.21
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.22
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.23
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.24
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.25
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.26
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.27
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.28
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.29
Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.30
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.31
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.32
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.33
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.34
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.35
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.36
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.37
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.38
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.39
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.40
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

4.6.41
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

4.6.42
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

4.6.43
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2013.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association.
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

Date: September 30, 2013

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

4.6.2
Class C(2002-7) Terms Document, dated as of October 29, 2002 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2002, which is incorporated herein by reference).

4.6.3	Class A(2003-10) Terms Document, dated as of October 15, 2003 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2003, which is incorporated herein by reference).

4.6.4
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.5
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.6
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.7
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.8
Class A(2005-10) Terms Document, dated as of November 29, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.6.9
Class C(2006-1) Terms Document, dated as of February 17, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 21, 2006, which is incorporated herein by reference).

4.6.10
Class B(2006-1) Terms Document, dated as of March 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2006, which is incorporated herein by reference).

4.6.11
Class A(2006-2) Terms Document, dated as of March 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.6.12
Class A(2006-5) Terms Document, dated as of June 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 9, 2006, which is incorporated herein by reference).

4.6.13
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.14
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.15
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.16
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.17
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.18
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.19
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.20
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.21
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.22
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.23
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.24
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.25
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.26
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.27
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.28
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.29	Class A(2007-14) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.30
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.31
Class B(2008-1) Terms Document, dated as of January 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.32
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.33
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.34
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.35
Class A(2008-6) Terms Document, dated as of May 15, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2008, which is incorporated herein by reference).

4.6.36
Class A(2008-7) Terms Document, dated as of June 13, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2008, which is incorporated herein by reference).

4.6.37
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.38
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.39
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.40
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

4.6.41
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

4.6.42
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

4.6.43
Class A(2010-1) Terms Document, dated as of May 14, 2010 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2010, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2013.
34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.
35.1	Servicer Compliance Statement of FIA Card Services, National Association.
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