Form 10-K
period 2014-06-30
BA Credit Card Trust
filed 2014-09-19
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2014
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period ___________ to ___________

Commission File Number of issuing entity: 333-189460-02 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-189460-01 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [ ]    No  [x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  [ ]    No  [x]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [x]  Yes    [ ]  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     [x]  Yes    [ ]  No  [Rule 405 of Regulation S-T is not applicable.]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]  [Item 405 of Regulation S-K is not applicable.]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [ ]    No  [x]
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

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
On October 19, 2012, defendants, including Bank of America Corporation, entered an agreement to settle the class plaintiffs' claims.  The defendants also separately agreed to resolve the claims brought by a group of individual retailers that opted out of the class to pursue independent litigation.  The settlement agreements provide for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) distribution to class merchants of an amount equal to 10 basis points of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which period began on July 29, 2013, which otherwise would have been paid to Visa and MasterCard issuers, including Bank of America Corporation, and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.
The court granted final approval of the class settlement agreement on December 13, 2013.  Several class members have appealed to the U.S. Court of Appeals for the Second Circuit. In addition, a number of the class members opted out of the settlement of their past damages claims.  The cash portion of the settlement has been adjusted downward as a result of these opt outs, subject to certain conditions.
A number of actions have been filed by merchant class members who opted out of the settlement.  Bank of America Corporation has been named as a defendant in some of these opt out suits and, as a result of various sharing agreements from the main Interchange litigation, remains liable for any settlement or judgment in opt out suits where it is not named as a defendant.  All but one of the opt out suits filed to date have been consolidated in the U.S. District Court for the Eastern District of New York.  On July 18, 2014, the court denied defendants' motion to dismiss the opt out complaints, including the complaint in the consolidated proceedings naming Bank of America Corporation as a defendant.
Regulatory Developments
On April 7, 2014, FIA and Bank of America, National Association ("Bank of America") entered into separate Consent Orders with the Office of the Comptroller of the Currency (the "OCC") and the Consumer Financial Protection Bureau (the "CFPB").  The Consent Order with the OCC resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors.  The Consent Order with the CFPB resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors, and also resolves its investigation into marketing, sales and fulfillment practices concerning certain credit card debt cancellation products.  Pursuant to the Consent Orders, FIA and Bank of America paid, in April 2014, $45 million in civil monetary penalties and will provide approximately $738 million in refunds to affected consumers, a substantial amount of which has previously been refunded to consumers.  The penalties and customer refund payments are covered by previously established reserves.  In addition, each of FIA and Bank of America has agreed to certain enhancements in its vendor, third-party provider and risk management programs for certain products.
Legal Proceedings Involving The Bank of New York Mellon
In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization ("RMBS") transactions, The Bank of New York Mellon was named as a defendant in a lawsuit brought in New York State court on June 18, 2014 by a group of institutional investors.  This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions.  While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.
The Bank of New York Mellon has provided us with the information in the paragraph above in response to the requirements of Regulation AB.  Other than the above paragraph and the information concerning The Bank of New York Mellon specified in this Form 10-K under the caption Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria and in Exhibit 33.2 to this Form 10-K, The Bank of New York Mellon has not participated in the preparation of, and is not responsible for, any other information contained in this Form 10-K.

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
A Servicing Participant may engage one or more vendors to perform specific and limited activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant.  Each Servicing Participant indicates that it has instituted policies and procedures to monitor whether its vendors' activities comply in all material respects with such servicing criteria, and has elected to take responsibility for assessing compliance with the servicing criteria applicable to its vendors' activities in such Servicing Participant's Report on Assessment.
Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant's policies and procedures to monitor vendor compliance.
Exceptions:
FIA Card Services, National Association:  FIA's Report on Assessment and the related Attestation Report prepared by PricewaterhouseCoopers LLP have identified material noncompliance with one servicing criterion applicable to FIA -- servicing criterion 1122(d)(4)(v), which contemplates that FIA's records regarding the pool assets agree with its records with respect to an obligor's unpaid principal balance.

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
The two current methodologies agree on the total outstanding balance for each credit card account, but they vary with respect to the component principal receivable and finance charge receivable balances.  This variance is primarily due to differences in the prioritization applied to payments and credit adjustments under each of the two methodologies.  Please refer to "Variances in Trust Reporting Compared with Cardholder Reporting" in the endnotes to Exhibit 99.1 in the registrant's distribution report on Form 10-D, filed with the SEC on September 15, 2014, for a description of the two payment prioritization methodologies utilized by FIA, their differences, and the resulting variance as of the end of the August 2014 Monthly Period.
FIA has begun to implement a systems initiative that will consolidate these methodologies into a single payment prioritization methodology.  This initiative was originally expected to be completed by mid-2014 but has been delayed, and is currently expected to be completed by early-2015.  Upon completion of this initiative, this consolidated methodology will prioritize payments and credit adjustments to balances similar to the cardholder methodology but will do so on a daily basis similar to the trust methodology.
The Bank of New York Mellon:  The Bank of New York Mellon's Report on Assessment and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to The Bank of New York Mellon:
•
Servicing criterion 1122(d)(3)(ii) contemplates that amounts due to investors are allocated and remitted in accordance with timeframes, distribution priority and other terms set forth in the transaction agreements.

Noncompliance:  The Bank of New York Mellon indicates that during the reporting period, for an automotive transaction in its platform, certain amounts due to the related investors were not remitted in accordance with the timeframes set forth in the related transaction agreements.
Remediation:  The Bank of New York Mellon further indicates that when its management became aware of such instance, the transaction was properly set up on The Bank of New York Mellon's automated payment system and other controls designed to prevent such occurrences in the future were implemented.  Notice of the failure was made available to investors in the transaction through the facilities of DTC on August 21, 2013 and on a Form 10‑D filed through the SEC's EDGAR service on the same date, and investors were offered compensation for the one day remittance delay.  The investor report was not revised as it accurately reflected the amounts due to investors and available for payment on the payment due date.
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

(b) Other Reports:  FIA has completed an assertion letter which states that, as of June 30, 2014, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of FIA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2014.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.
Item 1123 of Regulation AB: Servicer Compliance Statement.
FIA has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  FIA has provided a statement of compliance with the related servicing agreement (the "Compliance Statement"), signed by an authorized officer of FIA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

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

3.2
Amended and Restated Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant's Form 10-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.1.1
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 3, 2011 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2011, which is incorporated herein by reference).

4.2.1
Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.2.2
Addendum to Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 31, 2010 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

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

4.6.2
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.3
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.4
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.5
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.6
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.7
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.8
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.9
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.10
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.11
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.12
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.13
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.14
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.15
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.16
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.17
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.18
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.19
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.20
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.21
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.22
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.23
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.24
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.25
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.26
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.27
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.28
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.29
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

4.6.30
Omnibus Addendum to the Class A(2001-2), Class A(2002-2), Class A(2002-3), Class A(2003-4), Class A(2003-5), Class A(2003-8), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-5), Class A(2004-6), Class A(2004-8), Class A(2004-9), Class A(2005-2), Class A(2005-3), Class A(2005-4), Class A(2005-6), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class A(2006-2), Class A(2006-5), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class A(2006-9), Class A(2006-11), Class A(2006-12), Class A(2006-13), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class A(2007-5), Class A(2007-6), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class A(2007-14), Class A(2007-15), Class A(2008-1), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class A(2008-8) and Class A(2008-10) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.7 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.31
Omnibus Addendum to the Class B(2003-4), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class B(2005-2), Class B(2005-3), Class B(2006-1), Class B(2006-2), Class B(2007-2), Class B(2007-3), Class B(2007-4), Class B(2008-1), Class B(2008-2), Class B(2009-1), Class B(2009-2) and Class B(2010-1) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.8 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.32
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.6.33
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2014.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

99.1
Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2
Defaulted Receivables Supplemental Servicing Agreement, dated as of September 11, 2009, between FIA Card Services, National Association and BA Credit Card Funding, LLC (included in Exhibit 99.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2009, which is incorporated herein by reference).

(c)  Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BA Credit Card Trust

By: FIA Card Services, National Association, as Servicer

By: /s/ Raymond Conover
Name: Raymond Conover
Title: Director

(senior officer in charge of the servicing function)

Date: September 19, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1
Composite Articles of Association of FIA Card Services, National Association (included in Exhibit 3.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2006, which is incorporated herein by reference).

3.2
Amended and Restated Bylaws of FIA Card Services, National Association (included in Exhibit 3.2 to the registrant's Form 10-K, as filed with the Securities and Exchange Commission on September 30, 2013, which is incorporated herein by reference).

4.1
Second Amended and Restated Pooling and Servicing Agreement, dated as of October 20, 2006 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2006, which is incorporated herein by reference).

4.1.1
First Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 3, 2011 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 7, 2011, which is incorporated herein by reference).

4.2.1
Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 2, 2009 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2009, which is incorporated herein by reference).

4.2.2
Addendum to Third Amended and Restated Series 2001-D Supplement to Amended and Restated Pooling and Servicing Agreement, dated as of March 31, 2010 (included in Exhibit 4.6 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

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

4.6.2
Class C(2003-7) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on December 15, 2003, which is incorporated herein by reference).

4.6.3
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.6.4
Class B(2004-1) Terms Document, dated as of April 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 1, 2004, which is incorporated herein by reference).

4.6.5
Class C(2004-2) Terms Document, dated as of July 1, 2004 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2004, which is incorporated herein by reference).

4.6.6
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.6.7
Class A(2006-8) Terms Document, dated as of August 9, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 10, 2006, which is incorporated herein by reference).

4.6.8
Class C(2006-5) Terms Document, dated as of August 15, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2006, which is incorporated herein by reference).

4.6.9
Class A(2006-11) Terms Document, dated as of September 26, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2006, which is incorporated herein by reference).

4.6.10
Class A(2006-13) Terms Document, dated as of November 14, 2006 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2006, which is incorporated herein by reference).

4.6.11
Class A(2006-14) Terms Document, dated as of November 28, 2006 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 28, 2006, which is incorporated herein by reference).

4.6.12
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.6.13
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.6.14
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.6.15
Class B(2007-2) Terms Document, dated as of January 31, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.6.16
Class A(2007-3) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.17
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.6.18
Class B(2007-3) Terms Document, dated as of March 30, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2007, which is incorporated herein by reference).

4.6.19
Class A(2007-6) Terms Document, dated as of April 12, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2007, which is incorporated herein by reference).

4.6.20
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.6.21
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.6.22
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.6.23
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.6.24
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.6.25
Class A(2008-4) Terms Document, dated as of April 11, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2008, which is incorporated herein by reference).

4.6.26
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.6.27
Class C(2008-5) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.2 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.28
Class A(2008-10) Terms Document, dated as of August 15, 2008 (included in Exhibit 4.3 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2008, which is incorporated herein by reference).

4.6.29
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

4.6.30
Omnibus Addendum to the Class A(2001-2), Class A(2002-2), Class A(2002-3), Class A(2003-4), Class A(2003-5), Class A(2003-8), Class A(2003-10), Class A(2004-1), Class A(2004-2), Class A(2004-3), Class A(2004-5), Class A(2004-6), Class A(2004-8), Class A(2004-9), Class A(2005-2), Class A(2005-3), Class A(2005-4), Class A(2005-6), Class A(2005-9), Class A(2005-10), Class A(2005-11), Class A(2006-2), Class A(2006-5), Class A(2006-6), Class A(2006-7), Class A(2006-8), Class A(2006-9), Class A(2006-11), Class A(2006-12), Class A(2006-13), Class A(2006-14), Class A(2006-15), Class A(2006-16), Class A(2007-1), Class A(2007-2), Class A(2007-3), Class A(2007-4), Class A(2007-5), Class A(2007-6), Class A(2007-8), Class A(2007-9), Class A(2007-10), Class A(2007-11), Class A(2007-12), Class A(2007-14), Class A(2007-15), Class A(2008-1), Class A(2008-2), Class A(2008-4), Class A(2008-5), Class A(2008-6), Class A(2008-7), Class A(2008-8) and Class A(2008-10) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.7 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.31
Omnibus Addendum to the Class B(2003-4), Class B(2004-1), Class B(2004-2), Class B(2005-1), Class B(2005-2), Class B(2005-3), Class B(2006-1), Class B(2006-2), Class B(2007-2), Class B(2007-3), Class B(2007-4), Class B(2008-1), Class B(2008-2), Class B(2009-1), Class B(2009-2) and Class B(2010-1) Terms Documents, dated as of March 31, 2010 (included in Exhibit 4.8 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.6.32
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.6.33
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for FIA Card Services, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2014.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to FIA Card Services, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of FIA Card Services, National Association.

99.1
Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to FIA Card Services, National Association (including the related assertion letter of FIA regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2
Defaulted Receivables Supplemental Servicing Agreement, dated as of September 11, 2009, between FIA Card Services, National Association and BA Credit Card Funding, LLC (included in Exhibit 99.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2009, which is incorporated herein by reference).