Form 10-K
period 2015-06-30
BA Credit Card Trust
filed 2015-09-23
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2015

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

BANK OF AMERICA, NATIONAL ASSOCIATION
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

Item 1117 of Regulation AB: Legal Proceedings.

Industry Developments

Bank of America, National Association (“BANA”) issues credit cards on MasterCard’s and Visa’s networks.  MasterCard and Visa are subject to settlement obligations relating to certain litigations and continue to be subject to significant ongoing litigations, including class actions, and increased competition.  These settlements and litigations are based on, among other things, claimed violations of United States federal antitrust laws, claims that currency conversion fees were wrongly applied on purchases of goods and services in foreign countries, and claims alleging that the interchange charged by MasterCard and Visa is impermissible.  The costs associated with these settlements, litigations and other matters could cause MasterCard and Visa to invest less in their networks and marketing efforts and could adversely affect the interchange paid to their member banks, including BANA.

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (“Interchange”), named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation, as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade under the Sherman Act. Plaintiffs sought unspecified damages and injunctive relief.

On October 19, 2012, defendants, including Bank of America Corporation (“BAC”), settled the matter. The settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated proportionately to each defendant based upon loss-sharing agreements; (ii) distribution to class merchants of an amount equal to 10 basis points of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which period began on July 29, 2013, which otherwise would have been paid to Visa and MasterCard issuers, including BAC, and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.

The court granted final approval of the class settlement agreement on December 13, 2013. Several class members have appealed to the U.S. Court of Appeals for the Second Circuit. In addition, a number of the class members opted out of the settlement of their past damages claims. The cash portion of the settlement was adjusted downward as a result of these opt-outs.

BAC was named as a defendant in two of the opt-out suits brought by merchant class members. As a result of various sharing agreements from the main Interchange litigation, BAC remains liable for any settlement or judgment in opt-out suits where it is not named as a defendant. All but one of the opt-out suits filed to date have been consolidated in the U.S. District Court for the Eastern District of New York. In addition, in December 2013, a putative class action was filed by cardholders in the U.S. District Court for the Northern District of California, alleging claims under the Sherman Act and under California state law. In June 2014, the cardholder action was transferred to the Eastern District of New York and consolidated with the opt-out suits. On July 18, 2014, the court denied defendants’ motion to dismiss the complaints filed by the merchant class members who opted out of the settlement, and one of the two suits brought by the merchant class members has since been settled. On November 26, 2014, the court granted defendants’ motion to dismiss the Sherman Act claim brought by the cardholder plaintiffs, but denied the motion as to the state law claims; the parties have moved for reconsideration of this decision, and have also appealed to the U.S. Court of Appeals for the Second Circuit.

Regulatory Developments

On April 7, 2014, FIA Card Services, National Association (“FIA”) and BANA entered into separate Consent Orders with the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”). The Consent Order with the OCC resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors. The Consent Order with the CFPB resolves its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors, and also resolves its investigation into marketing, sales and fulfillment practices concerning certain credit card debt cancellation products. Pursuant to the Consent Orders, FIA and BANA paid, in April 2014, $45 million in civil monetary penalties and will provide approximately $738 million in refunds to affected consumers, a substantial amount of which has previously been refunded to consumers. The penalties and customer refund payments are covered by previously established reserves. In addition, BANA has agreed to certain enhancements in its vendor, third-party provider and risk management programs for certain products.

Legal Proceedings Involving The Bank of New York Mellon

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon was named as a defendant in a lawsuit brought by a group of institutional investors. This lawsuit alleges that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigation vigorously.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Merger of FIA into BANA: On October 1, 2014, FIA and BANA consummated the merger of FIA with and into BANA, with BANA as the surviving entity. References to “BANA” in this Annual Report on Form 10-K include BANA’s predecessors, including FIA, unless the context requires otherwise.

In connection with the merger, BANA assumed FIA’s rights and obligations with respect to its credit card business, including responsibility for originating the accounts in the Bank Portfolio and servicing the credit card receivables in the Master Trust II Portfolio.

(a) Item 1122 Reports: Each of BANA, with respect to itself and its affiliated servicing participants, and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  Each Servicing Participant has completed a report on assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”), which Reports on Assessment are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K. We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the related attestations of its registered independent public accounting firm.

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

Exceptions:

Bank of America, National Association:  BANA’s Report on Assessment and the related Attestation Report prepared by PricewaterhouseCoopers LLP have identified material noncompliance with one servicing criterion applicable to BANA – servicing criterion 1122(d)(4)(v), which contemplates that BANA’s records regarding the pool assets agree with its records with respect to an obligor’s unpaid principal balance.

Prior to February 5, 2015, BANA utilized two payment prioritization methodologies when servicing credit card accounts.  The cardholder cycle payment methodology was utilized for customer calculations such as balance subject to finance charge, finance charges billed, and statement balance reporting functions.  The daily trust payment methodology was utilized for reporting on the assets in the BA Master Credit Card Trust II portfolio.

The two previously utilized methodologies agreed on the total outstanding balance and total payments received for each credit card account, but they varied with respect to the component principal receivable and finance charge receivable balances.  This variance was primarily due to differences in the prioritization applied to payments and credit adjustments under each of the two methodologies. Please refer to the endnotes to Exhibit 99.1 in the registrant’s distribution report on Form 10-D, filed with the SEC on March 16, 2015, for a description of the two payment prioritization methodologies previously utilized by BANA.

On February 5, 2015, BANA implemented a systems initiative that consolidated these methodologies into a single payment prioritization methodology.  This consolidated methodology prioritizes payments and credit adjustments to balances similar to the cardholder methodology but does so on a daily basis similar to the trust methodology.

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

(b) Other Reports:  BANA has completed an assertion letter which states that, as of June 30, 2015, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of BANA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of June 30, 2015.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

Item 1123 of Regulation AB: Servicer Compliance Statement.

BANA has been identified by the registrant as a servicer with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  BANA has provided a statement of compliance with the related servicing agreement (the “Compliance Statement”), signed by an authorized officer of BANA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)              Not Applicable.

(a)(2)              Not Applicable.

(a)(3)              Not Applicable.

(b)              Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of Bank of America, National Association.

3.2	Amended and Restated Bylaws of Bank of America, National Association.

4.1
Third Amended and Restated Pooling and Servicing Agreement, dated as of October 1, 2014 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.2
First Amendment to Third Amended and Restated Pooling and Servicing Agreement, dated as of July 8, 2015 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

4.3
Fourth Amended and Restated Series 2001-D Supplement to Third Amended and Restated Pooling and Servicing Agreement, dated as of October 1, 2014 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.4
Fourth Amended and Restated Trust Agreement, dated as of October 1, 2014 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.5
Third Amended and Restated Indenture, dated as of October 1, 2014 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.6
First Amendment to Third Amended and Restated Indenture, dated as of July 8, 2015 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

4.7
Second Amended and Restated BAseries Indenture Supplement, dated as of October 1, 2014 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.8.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.8.2
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.8.3
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.8.4
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.8.5
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.8.6
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.8.7
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.8.8
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.8.9
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.8.10
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.8.11
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.8.12
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.8.13
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

4.8.14
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

4.8.15
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

4.8.16
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.8.17
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

4.8.18
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference)

4.8.19
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference)

4.8.20
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2015.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

99.1
Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to Bank of America, National Association (including the related assertion letter of Bank of America, National Association regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2
Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of October 1, 2014, between Bank of America, National Association and BA Credit Card Funding, LLC (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

99.3
First Amendment to Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of July 8, 2015, between Bank of America, National Association and BA Credit Card Funding, LLC (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

(c)  Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By:	Bank of America, National Association, as Servicer

By:	/s/ Raymond Conover
	Name:	Raymond Conover
	Title:	Senior Vice President

(senior officer in charge of the servicing function)

Date:	September 22, 2015

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of Bank of America, National Association.

3.2	Amended and Restated Bylaws of Bank of America, National Association.

4.1
Third Amended and Restated Pooling and Servicing Agreement, dated as of October 1, 2014 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.2
First Amendment to Third Amended and Restated Pooling and Servicing Agreement, dated as of July 8, 2015 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

4.3
Fourth Amended and Restated Series 2001-D Supplement to Third Amended and Restated Pooling and Servicing Agreement, dated as of October 1, 2014 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.4
Fourth Amended and Restated Trust Agreement, dated as of October 1, 2014 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.5
Third Amended and Restated Indenture, dated as of October 1, 2014 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.6
First Amendment to Third Amended and Restated Indenture, dated as of July 8, 2015 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

4.7
Second Amended and Restated BAseries Indenture Supplement, dated as of October 1, 2014 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.8.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.8.2
Class A(2006-7) Terms Document, dated as of July 28, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 31, 2006, which is incorporated herein by reference).

4.8.3
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.8.4
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.8.5
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.8.6
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.8.7
Class A(2007-10) Terms Document, dated as of July 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 26, 2007, which is incorporated herein by reference).

4.8.8
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.8.9
Class A(2007-15) Terms Document, dated as of November 27, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2007, which is incorporated herein by reference).

4.8.10
Class A(2007-15) Supplemental Indenture, dated as of January 17, 2008 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 17, 2008, which is incorporated herein by reference).

4.8.11
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.8.12
Class A(2008-8) Terms Document, dated as of July 17, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 17, 2008, which is incorporated herein by reference).

4.8.13
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

4.8.14
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

4.8.15
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

4.8.16
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.8.17
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

4.8.18
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference)

4.8.19
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference)

4.8.20
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, June 30, 2015.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

99.1
Report of PricewaterhouseCoopers LLP pursuant to Section 3.06 of the Pooling and Servicing Agreement with regard to Bank of America, National Association (including the related assertion letter of Bank of America, National Association regarding its internal controls, delivered pursuant to Section 3.06 of the Pooling and Servicing Agreement).

99.2
Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of October 1, 2014, between Bank of America, National Association and BA Credit Card Funding, LLC (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

99.3
First Amendment to Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of July 8, 2015, between Bank of America, National Association and BA Credit Card Funding, LLC (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).