Form 10-KT
period 2015-12-31
BA Credit Card Trust
filed 2016-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: ___________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period July 1, 2015 to December 31, 2015

Commission File Number of issuing entity: 333-208347-01 Central Index Key Number of issuing entity: 0001128250 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-208347-02 Central Index Key Number of issuing entity: 0000936988 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-208347
Central Index Key Number of depositor: 0001370238
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001102113
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

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti‑Trust Litigation (“Interchange”), named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation (“BAC”), as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade under the Sherman Act.  Plaintiffs sought unspecified damages and injunctive relief.

On October 19, 2012, defendants, including BAC, settled the matter.  The settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated proportionately to each defendant based upon loss‑sharing agreements; (ii) distribution to class merchants of an amount equal to 10 basis points of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which period began on July 29, 2013, which otherwise would have been paid to Visa and MasterCard issuers, including BAC, and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.

The court granted final approval of the class settlement agreement on December 13, 2013.  Several class members appealed the court’s order approving the settlement to the U.S. Court of Appeals for the Second Circuit, which held oral argument on September 28, 2015.

On July 28, 2015, certain objectors to the class settlement filed motions asking the district court to vacate or set aside its final judgment approving the settlement, or in the alternative, to grant further discovery, in light of communications between one of MasterCard’s former lawyers and one of the lawyers for the class plaintiffs. The defendants and the class plaintiffs filed responses to the motions on August 18, 2015 and the objectors filed replies on September 2, 2015. The court has not set oral argument.

Following approval of the class settlement agreement, a number of the class members opted out of the settlement.  The cash portion of the settlement was adjusted downwards as a result of these opt outs.  As a result of various loss-sharing agreements from the main Interchange litigation, BAC remains liable for any settlement or judgment in opt‑out suits where it is not named as a defendant.  BAC is currently named as a defendant in one of the opt-out suits brought by merchant class members, as well as in a putative class action filed by cardholders in the U.S. District Court for the Northern District of California, alleging claims under the Sherman Act and under California state law.  All of the opt‑out suits filed to date, as well as the cardholder action, have been consolidated in the U.S. District Court for the Eastern District of New York.  On July 18, 2014, the court denied defendants’ motion to dismiss the complaints filed by the merchant class members who opted out of the settlement, and on November 26, 2014, the court granted defendants’ motion to dismiss the Sherman Act claim in the cardholder action, but declined to accept supplemental jurisdiction over the state law claims.  In the cardholder action, the parties moved for reconsideration of the court’s November 26, 2014 decision, and on February 26, 2016, the court granted defendants’ motion, finding the court had supplemental jurisdiction, dismissing plaintiffs’ state law claims, and denying plaintiffs’ motion for reconsideration. The plaintiffs have appealed the decision to the U.S. Court of Appeals for the Second Circuit.

Regulatory Developments

On April 7, 2014, FIA Card Services, National Association (“FIA”) and BANA entered into separate Consent Orders with the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”).  The Consent Order with the OCC resolved its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors.  The Consent Order with the CFPB resolved its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors, and also resolved its investigation into marketing, sales and fulfillment practices concerning certain credit card debt cancellation products.  Pursuant to these Consent Orders, FIA and BANA paid, in April 2014, $45 million in civil monetary penalties and subsequently provided approximately $738 million in refunds to affected consumers.  In addition, BANA agreed to certain enhancements in its vendor, third party provider and risk management programs for certain products.

On May 29, 2015, BANA entered into a Consent Order with the OCC to resolve its investigation relating to BANA’s enterprise-wide compliance risk management program, compliance with the Servicemembers Civil Relief Act, and activities in connection with sworn document and collections litigation practices.  Pursuant to this Consent Order, BANA paid $30 million in civil monetary penalties and provided remediation to approximately 73,000 affected customer accounts.

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

(b) Other Reports:  BANA has completed an assertion letter which states that, as of December 31, 2015, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of BANA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of December 31, 2015.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

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

3.1
Amended and Restated Articles of Association of Bank of America, National Association (included in Exhibit 3.1 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 23, 2015, which is incorporated herein by reference).

3.2
Amended and Restated Bylaws of Bank of America, National Association (included in Exhibit 3.2 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 23, 2015, which is incorporated herein by reference).

4.1
Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 17, 2015 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.2
Fifth Amended and Restated Series 2001-D Supplement to Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 17, 2015 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.3
Fourth Amended and Restated Trust Agreement, dated as of October 1, 2014 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.4
First Amendment to Fourth Amended and Restated Trust Agreement, dated as of December 17, 2015 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.5
Fourth Amended and Restated Indenture, dated as of December 17, 2015 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.6
Third Amended and Restated BAseries Indenture Supplement, dated as of December 17, 2015 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.7
Asset Representations Review Agreement, dated as of December 17, 2015 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.8
Dispute Resolution Agreement, dated as of December 17, 2015 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.9.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.9.2
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.9.3
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.9.4
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.9.5
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.9.6
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.9.7
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.9.8
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

4.9.9
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

4.9.10
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

4.9.11
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.9.12
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

4.9.13
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference)

4.9.14
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference)

4.9.15
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2015.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

BA Credit Card Trust

By:	Bank of America, National Association,
as Servicer

By:	/s/ Joseph L. Lombardi
Name: Joseph L. Lombardi
Title: Vice President

(senior officer in charge of the servicing function)

Date: March 25, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Articles of Association of Bank of America, National Association (included in Exhibit 3.1 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 23, 2015, which is incorporated herein by reference).

3.2
Amended and Restated Bylaws of Bank of America, National Association (included in Exhibit 3.2 to the registrant’s Form 10-K, as filed with the Securities and Exchange Commission on September 23, 2015, which is incorporated herein by reference).

4.1
Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 17, 2015 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.2
Fifth Amended and Restated Series 2001-D Supplement to Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 17, 2015 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.3
Fourth Amended and Restated Trust Agreement, dated as of October 1, 2014 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.4
First Amendment to Fourth Amended and Restated Trust Agreement, dated as of December 17, 2015 (included in Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.5
Fourth Amended and Restated Indenture, dated as of December 17, 2015 (included in Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.6
Third Amended and Restated BAseries Indenture Supplement, dated as of December 17, 2015 (included in Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.7
Asset Representations Review Agreement, dated as of December 17, 2015 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.8
Dispute Resolution Agreement, dated as of December 17, 2015 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.9.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.9.2
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.9.3
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.9.4
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.9.5
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.9.6
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.9.7
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.9.8
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

4.9.9
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

4.9.10
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

4.9.11
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference)

4.9.12
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference)

4.9.13
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference)

4.9.14
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference)

4.9.15
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2015.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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