Form 10-K
period 2016-12-31
BA Credit Card Trust
filed 2017-03-29
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016
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

Central Index Key Number of sponsor: 0001102113
BANK OF AMERICA, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-02-06 Wilmington, DE 19884	c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-02-06 Wilmington, DE 19884
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(980) 683-4915	(980) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of BA Credit Card Trust is the collateral certificate, Series 2001-D, representing an undivided interest in BA Master Credit Card Trust II, whose assets include the receivables arising in a portfolio of unsecured consumer revolving credit card accounts. BA Master Credit Card Trust II, therefore, may be considered a significant obligor in relation to BA Credit Card Trust. Pursuant to Instruction 2.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of BA Master Credit Card Trust II has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

On October 19, 2012, defendants, including BAC, settled the matter.  The settlement provided for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated proportionately to each defendant based upon loss‑sharing agreements; (ii) distribution to class merchants of an amount equal to 10 basis points of default interchange across all Visa and MasterCard credit card transactions for a period of eight consecutive months, which period began on July 29, 2013, which otherwise would have been paid to Visa and MasterCard issuers, including BAC, and which effectively reduces credit interchange for that period of time; and (iii) modifications to certain Visa and MasterCard rules regarding merchant point of sale practices.

The district court granted final approval of the class settlement agreement on December 13, 2013. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the judgment approving the settlement and remanded the case back to the district court for further proceedings. On November 23, 2016, counsel for the class filed a petition with the U.S. Supreme Court seeking review of the Second Circuit decision. As a result of the Second Circuit’s decision, the Interchange class case was remanded to the district court, and the parties are in the process of coordinating the case with the already-pending actions brought by merchants who had opted out of the class settlement, as described below.

Following district court approval of the class settlement agreement in December 2013, a number of the class members opted out of the settlement, and many filed individual actions against the defendants. BAC was named as a defendant in one such individual action, as well as one action brought by cardholders alleging claims under the Sherman Act and under California state law. In addition, a number of these individual actions were filed that do not name BAC as a defendant. As a result of various loss-sharing agreements, however, BAC remains liable for any settlement or judgment in these individual suits where it is not named as a defendant. Now that Interchange has been remanded to the district court, these individual actions will be coordinated as individual merchant lawsuits alongside the Interchange class case.

On November 26, 2014, the district court granted defendants’ motion to dismiss the Sherman Act claim in the cardholder action, and on February 26, 2016, the court dismissed plaintiffs’ California state law claims. The plaintiffs appealed these decisions to the U.S. Court of Appeals for the Second Circuit. On October 17, 2016 the Second Circuit affirmed the dismissal of plaintiffs’ complaint and, on October 31, 2016, it denied plaintiffs’ petition for rehearing en banc.

Regulatory Developments

On April 7, 2014, FIA Card Services, National Association (“FIA”) and BANA entered into separate Consent Orders with the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”).  The Consent Order with the OCC resolved its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors.  The Consent Order with the CFPB resolved its investigation into billing and fulfillment practices concerning identity theft protection products, including those marketed and billed by vendors, and also resolved its investigation into marketing, sales and fulfillment practices concerning certain credit card debt cancellation products.  Pursuant to these Consent Orders, FIA and BANA paid, in April 2014, $45 million in civil monetary penalties and subsequently provided approximately $731 million in refunds to affected consumers.  In addition, BANA agreed to certain enhancements in its vendor, third‑party provider and risk management programs for certain products.  On April 25, 2016, the OCC lifted its Consent Order.

On May 29, 2015, BANA entered into a Consent Order with the OCC to resolve its investigation relating to BANA’s enterprise-wide compliance risk management program, compliance with the Servicemembers Civil Relief Act, and activities in connection with sworn document and collections litigation practices.  In connection with entering into this Consent Order with the OCC, BANA was assessed $30 million in civil monetary penalties and agreed to provide remediation to affected customer accounts.

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

(b) Other Reports:  BANA has completed an assertion letter which states that, as of December 31, 2016, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of BANA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of December 31, 2016.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

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

4.2
First Amendment to Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 9, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2016, which is incorporated herein by reference).

4.3
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

4.9
First Amendment to Asset Representations Review Agreement, dated as of May 25, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2016, which is incorporated herein by reference).

4.10
Dispute Resolution Agreement, dated as of December 17, 2015 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.11.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.11.2
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.11.3
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.11.4
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.11.5
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.11.6
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.11.7
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.11.8
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

4.11.9
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

4.11.10
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

4.11.11
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference).

4.11.12
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.11.13
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference).

4.11.14
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference).

4.11.15
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.11.16
Class A(2016-1) Terms Document, dated as of June 10, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2016, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2016.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

BA Credit Card Trust

By:	Bank of America, National Association, as Servicer

By:	/s/ Joseph L. Lombardi
	Name:	Joseph L. Lombardi
	Title:	Vice President

(senior officer in charge of the servicing function)

Date:	March 28, 2017

EXHIBIT INDEX

Exhibit Number	Description

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

4.2
First Amendment to Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 9, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2016, which is incorporated herein by reference).

4.3
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

4.9
First Amendment to Asset Representations Review Agreement, dated as of May 25, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2016, which is incorporated herein by reference).

4.10
Dispute Resolution Agreement, dated as of December 17, 2015 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.11.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.11.2
Omnibus Amendment to the Class A Terms Documents, dated as of  January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.11.3
Class A(2007-1) Terms Document, dated as of January 18, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 18, 2007, which is incorporated herein by reference).

4.11.4
Omnibus Amendment to the Class B Terms Documents, dated as of  January 25, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 25, 2007, which is incorporated herein by reference).

4.11.5
Class A(2007-4) Terms Document, dated as of March 20, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 20, 2007, which is incorporated herein by reference).

4.11.6
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.11.7
Class A(2008-2) Terms Document, dated as of March 14, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2008, which is incorporated herein by reference).

4.11.8
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

4.11.9
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

4.11.10
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

4.11.11
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference).

4.11.12
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.11.13
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference).

4.11.14
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference).

4.11.15
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.11.16
Class A(2016-1) Terms Document, dated as of June 10, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2016, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2016.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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