Form 10-K
period 2017-12-31
BA Credit Card Trust
filed 2018-03-28
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

*
In accordance with relevant regulations of the Securities and Exchange Commission (the “Commission”), the depositor files annual and other reports with the Commission in respect of BA Credit Card Trust and BA Master Credit Card Trust II under the Central Index Key (CIK) number (0001128250) for BA Credit Card Trust.

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

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti‑Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation (“BAC”), as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade under the Sherman Act.  Plaintiffs sought unspecified damages and injunctive relief.

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

The district court granted final approval of the class settlement agreement on December 13, 2013. On June 30, 2016, the U.S. Court of Appeals for the Second Circuit vacated the judgment approving the settlement and remanded the case back to the district court for further proceedings. On November 23, 2016, counsel for the class filed a petition with the U.S. Supreme Court seeking review of the Second Circuit decision which was denied on March 27, 2017. As a result of the Second Circuit’s decision, the Interchange class case was remanded to the district court, and the parties are in the process of coordinating the case with the already-pending actions brought by merchants who had opted out of the class settlement, as described below.

Following district court approval of the class settlement agreement in December 2013, a number of the class members opted out of the settlement, and many filed individual actions against the defendants. BAC was named as a defendant in one such individual action, as well as one action brought by cardholders alleging claims under the Sherman Act and under California state law. In addition, a number of these individual actions were filed that do not name BAC as a defendant. As a result of various loss-sharing agreements, however, BAC remains liable for any settlement or judgment in these individual suits where it is not named as a defendant. Now that the Interchange class case has been remanded to the district court, these individual actions will be coordinated as individual merchant lawsuits alongside the Interchange class case.

On November 26, 2014, the district court granted defendants’ motion to dismiss the Sherman Act claim in the cardholder action, and on February 26, 2016, the court dismissed plaintiffs’ California state law claims. The plaintiffs appealed these decisions to the U.S. Court of Appeals for the Second Circuit. On October 17, 2016, the Second Circuit affirmed the dismissal of plaintiffs’ complaint and, on October 31, 2016, it denied plaintiffs’ petition for rehearing en banc.

Regulatory Developments

On May 29, 2015, BANA entered into a Consent Order with the Office of the Comptroller of the Currency (the “OCC”) to resolve its investigation relating to BANA’s enterprise-wide compliance risk management program, compliance with the Servicemembers Civil Relief Act, and activities in connection with sworn document and collections litigation practices.  In connection with entering into this Consent Order with the OCC, BANA was assessed $30 million in civil monetary penalties and agreed to provide remediation to affected customer accounts.  The OCC terminated this Consent Order on January 23, 2018.

Legal Proceedings Involving The Bank of New York Mellon

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

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

Servicing criterion 1122(d)(3)(i)(A) contemplates that reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements.  Specifically, such reports are prepared in accordance with timeframes and other terms set forth in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements. These reports contain the information that is also required to be filed with the Commission in distribution reports on Form 10-D.

Remediation: The Bank of New York Mellon indicates that the above finding relates to reports sent to the registered holders of some resecuritization and repackage transactions.  These reports were delivered outside the timeframe set forth in the transaction agreements.  The Bank of New York Mellon further indicates that its management has enhanced controls in order to better ensure reports are delivered timely to investors.  They also indicate that the related distribution reports on Form 10-D were timely filed with the Commission.

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

(b) Other Reports:  BANA has completed an assertion letter which states that, as of December 31, 2017, its controls over the functions performed as servicer of BA Master Credit Card Trust II and BA Credit Card Trust are effective in providing reasonable assurance that BA Master Credit Card Trust II and BA Credit Card Trust assets in the possession of or under the control of BANA, as servicer, are safeguarded against loss from unauthorized use or disposition, as specified in the applicable agreements.  PricewaterhouseCoopers LLP has produced an accountants report attesting to the fairness of such assertion as of December 31, 2017.  Such assertion letter and related accountants report is attached as Exhibit 99.1 to this Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	Not Applicable.
(b)	Exhibits.

Exhibit Index

Exhibit Number	Description

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

4.11.5
Class A(2007-11) Terms Document, dated as of August 2, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.11.6
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

4.11.7
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

4.11.8
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

4.11.9
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference).

4.11.10
Class A(2014-2) Terms Document, dated as of May 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2014, which is incorporated herein by reference).

4.11.11
Class A(2014-3) Terms Document, dated as of September 15, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 15, 2014, which is incorporated herein by reference).

4.11.12
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference).

4.11.13
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.11.14
Class A(2016-1) Terms Document, dated as of June 10, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2016, which is incorporated herein by reference).

4.11.15
Class A(2017-1) Terms Document, dated as of March 30, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2017, which is incorporated herein by reference).

4.11.16
Class A(2017-2) Terms Document, dated as of August 24, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 24, 2017, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2017.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

(c)	Not Applicable.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BA Credit Card Trust

By:	Bank of America, National Association, as Servicer

By:	/s/ Joseph L. Lombardi
	Name:	Joseph L. Lombardi
	Title:	Vice President

(senior officer in charge of the servicing function)

Date:	March 27th, 2018