Form 10-K
period 2018-12-31
BA Credit Card Trust
filed 2019-03-27
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-228572 Central Index Key Number of issuing entity: 0001128250 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-228572-02 Central Index Key Number of issuing entity: 0000936988 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-228572-01
Central Index Key Number of depositor: 0001370238
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001102113
BANK OF AMERICA, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-01-05 Wilmington, DE 19884	c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-01-05 Wilmington, DE 19884
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(980) 683-4915	(980) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No  [Rule 405 of Regulation S-T is not applicable.]

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

Large accelerated filer ☐		Accelarated Filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
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

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In Re Payment Card Interchange Fee and Merchant Discount Anti‑Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation (“BAC”), as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard related to merchant acceptance of payment cards at the point of sale were unreasonable restraints of trade.  Plaintiffs sought compensatory and treble damages and injunctive relief.

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that was approved by the District Court on December 13, 2013 but the U.S. Court of Appeals for the Second Circuit rejected that settlement.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  BAC’s additional contribution is not material to BAC.  The District Court granted preliminary approval of the settlement with the putative Rule 23(b)(3) damages class in January 2019.  The putative Rule 23(b)(2) class action seeking injunctive relief is pending.

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	Not Applicable.
(b)	Exhibits

Exhibit Index

Exhibit Number	Description

3.1
Second Amended and Restated Limited Liability Company Agreement of BA Credit Card Funding, LLC (included as Exhibit 3.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

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

4.3
Fifth Amended and Restated Series 2001-D Supplement to Fourth Amended and Restated Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of December 17, 2015 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.4
Fourth Amended and Restated Trust Agreement of the BA Credit Card Trust, dated as of October 1, 2014 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

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

4.11
Second Amended and Restated Receivables Purchase Agreement (included as Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

4.12
First Amendment to Second Amended and Restated Receivables Purchase Agreement (included as Exhibit 4.1 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.13.1
Class A(2004-3) Terms Document, dated as of March 17, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 17, 2004, which is incorporated herein by reference).

4.13.2
Omnibus Amendment to the Class A Terms Documents, dated as of January 8, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 8, 2007, which is incorporated herein by reference).

4.13.3
Omnibus Amendment to the Class A(2004-3) Terms Document, dated as of April 14, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2009, which is incorporated herein by reference).

4.13.4
Omnibus Addendum to the Class A(2004-3) Terms Document, dated as of March 31, 2010 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.13.5
Omnibus Addendum to the Class B(2010-1) Terms Document, dated as of March 31, 2010 (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 31, 2010, which is incorporated herein by reference).

4.13.6
Class A(2014-1) Terms Document, dated as of February 13, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2014, which is incorporated herein by reference).

4.13.7
Class A(2015-1) Terms Document, dated as of February 6, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2015, which is incorporated herein by reference).

4.13.8
Class A(2015-2) Terms Document, dated as of April 29, 2015 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2015, which is incorporated herein by reference).

4.13.9
Class A(2016-1) Terms Document, dated as of June 10, 2016 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 10, 2016, which is incorporated herein by reference).

4.13.10
Class A(2017-1) Terms Document, dated as of March 30, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2017, which is incorporated herein by reference).

4.13.11
Class A(2017-2) Terms Document, dated as of August 24, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 24, 2017, which is incorporated herein by reference).

4.13.12
Class A(2018-1) Terms Document, dated as of February 23, 2018 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2018, which is incorporated herein by reference).

4.13.13
Class A(2018-2) Terms Document, dated as of May 17, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2018, which is incorporated herein by reference).

4.13.14
Class A(2018-3) Terms Document, dated as of August 16, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2018, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2018.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

99.1
Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of October 1, 2014, between Bank of America, National Association and BA Credit Card Funding, LLC (included in Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

99.2
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

Date: March 26, 2019