Form 10-K
period 2019-12-31
BA Credit Card Trust
filed 2020-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Central Index Key Number of sponsor: 0001102113
BANK OF AMERICA, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-01-05 Wilmington, DE 19884	c/o BA Credit Card Funding, LLC 1020 North French Street DE5-002-01-05 Wilmington, DE 19884
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(980) 683-4915	(980) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Litigation

In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions.  These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies, including Bank of America Corporation (“BAC”), as defendants.  Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard were unreasonable restraints of trade.  Plaintiffs sought compensatory and treble damages and injunctive relief.

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  BAC’s additional contribution is not material to BAC.  The District Court approved that settlement with the putative Rule 23(b)(3) damages class on December 13, 2019 but that approval is being appealed.

In addition, the putative Rule 23(b)(2) class action seeking injunctive relief is pending, and a number of individual merchant actions continue against the defendants, including one against BAC.  As a result of various loss-sharing agreements, however, BAC remains liable for a portion of any settlement or judgment in individual suits actions where it is not named as a defendant.

In November 2019, a lawsuit (Filer et al. v. BA Credit Card Funding, LLC et al. (No. 19-CV-1507 (W.D.N.Y. November 14, 2019)) was filed against BA Credit Card Funding, LLC (“Funding”), BA Credit Card Trust and, by and through The Bank of New York Mellon as its trustee, BA Master Credit Card Trust II. Each of Funding and BA Credit Card Trust is an affiliate of BANA, and BA Master Credit Card Trust II is a common law trust established by BANA. Each of Funding, BA Master Credit Card Trust II, and BA Credit Card Trust has acted as a special purpose entity in the BA Credit Card Trust securitization issuance platform sponsored by BANA. The putative class action was brought by certain New York residents with credit card accounts originated by BANA (which is not named as a defendant), who allege that BANA securitized their credit card receivables in BA Master Credit Card Trust II. The complaint contends that the defendants are required to comply with New York state’s usury law under the United States Court of Appeals for the Second Circuit decision in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S. Ct. 2505 (June 27, 2016) because they are non-bank entities that are not entitled to the benefits of federal preemption applicable to loans made by BANA.  The Filer action was voluntarily dismissed by the plaintiffs without prejudice on December 17, 2019 after plaintiffs’ counsel was provided evidence that the named plaintiffs lack standing to pursue that action.

Legal Proceedings Involving The Bank of New York Mellon

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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

Remediation: The Bank of New York Mellon indicates that:

-      Transaction identifiers will be verified and made uniform, as needed, between the BNY Mellon Investor Reporting website and the system that generates investor reports.

-      All desktop procedures for its platform will be reviewed to make sure the correct transaction identifiers are listed for all reports that need to be made available to investors on the BNY Mellon Investor Reporting website.

-      A review of the BNY Mellon Investor Reporting website will be undertaken on the relevant payment dates to verify that all pertinent reports have been successfully posted and assure any needed remediation occurs on the same date.

We have determined that none of the identified instances of noncompliance involved the servicing of pool assets held by either BA Credit Card Trust or by BA Master Credit Card Trust II.

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

4.13.8
Class A(2017-1) Terms Document, dated as of March 30, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2017, which is incorporated herein by reference).

4.13.9
Class A(2017-2) Terms Document, dated as of August 24, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 24, 2017, which is incorporated herein by reference).

4.13.10
Class A(2018-1) Terms Document, dated as of February 23, 2018 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2018, which is incorporated herein by reference).

4.13.11
Class A(2018-2) Terms Document, dated as of May 17, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2018, which is incorporated herein by reference).

4.13.12
Class A(2018-3) Terms Document, dated as of August 16, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2018, which is incorporated herein by reference).

4.13.13
Class A(2019-1) Terms Document, dated as of September 13, 2019 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2019, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2019.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

BA Credit Card Trust

By:	Bank of America, National Association, as Servicer

By:	/s/ Joseph L. Lombardi
	Name:	Joseph L. Lombardi
	Title:	Director

(senior officer in charge of the servicing function)

Date: March 24, 2020