Form 10-K
period 2020-12-31
BA Credit Card Trust
filed 2021-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not applicable]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

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

In addition, the putative Rule 23(b)(2) class action seeking injunctive relief is pending, and a number of individual merchant actions continue against the defendants, including one against BAC.  As a result of various loss-sharing agreements, however, BAC remains liable for a portion of any settlement or judgment in individual actions where it is not named as a defendant.

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

Servicing criterion 1122(d)(2)(vii): contemplates that reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts.  The criterion requires that these reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciliations; and (D) contain explanations for reconciling items.  These reconciling items are to be resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, material instances of noncompliance occurred with respect to the servicing criterion set forth in items 1122(d)(2)(vii)(A), (B), (C), and (D), as follows: certain reconciliations were not prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts.

Remediation: The Bank of New York Mellon indicates that (i) its client service manager for the bank accounts related to the noncompliance will download and digitally sign the reconciliation as the preparer, (ii) there will be an approval process in which another client service manager/group manager will review and digitally sign the reconciliation, (iii) this will be done within 30 days of month-end, and (iv) once complete, all signed settled cash reports (i.e., bank reconciliations) will be sent to The Bank of New York Mellon’s “Regulation AB Office of Policy and Regulatory Reporting” for a final review of completion.

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

Item 15. Exhibit and Financial Statement Schedules.

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

4.13.2
Class A(2017-2) Terms Document, dated as of August 24, 2017 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 24, 2017, which is incorporated herein by reference).

4.13.3
Class A(2018-1) Terms Document, dated as of February 23, 2018 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 23, 2018, which is incorporated herein by reference).

4.13.4
Class A(2018-2) Terms Document, dated as of May 17, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2018, which is incorporated herein by reference).

4.13.5
Class A(2018-3) Terms Document, dated as of August 16, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2018, which is incorporated herein by reference).

4.13.6
Class A(2019-1) Terms Document, dated as of September 13, 2019 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2019, which is incorporated herein by reference).

4.13.7
Class A(2020-1) Terms Document, dated as of December 17, 2020 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2020.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

Date: March 25, 2021