Form 10-K
period 2021-12-31
BA Credit Card Trust
filed 2022-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-261397 Central Index Key Number of issuing entity: 0001128250 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 333-261397-02 Central Index Key Number of issuing entity: 0000936988 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-261397-01
Central Index Key Number of depositor: 0001370238

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

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  BAC’s additional contribution is not material to BAC.  The District Court approved that settlement with the putative Rule 23(b)(3) damages class on December 13, 2019, but that approval is being appealed.

In addition, the Rule 23(b)(2) action seeking injunctive relief is pending with a class certified on September 27, 2021, and a number of individual merchant actions continue against the defendants, including one against BAC.  As a result of various loss-sharing agreements, however, BAC remains liable for a portion of any settlement or judgment in individual actions where it is not named as a defendant.

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	[Reserved]
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B:	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accountant Fees and Services.

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

4.13.2
Class A(2018-2) Terms Document, dated as of May 17, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2018, which is incorporated herein by reference).

4.13.3
Class A(2018-3) Terms Document, dated as of August 16, 2018 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 16, 2018, which is incorporated herein by reference).

4.13.4
Class A(2019-1) Terms Document, dated as of September 13, 2019 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2019, which is incorporated herein by reference).

4.13.5
Class A(2020-1) Terms Document, dated as of December 17, 2020 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 17, 2020, which is incorporated herein by reference).

4.13.6
Class A(2021-1) Terms Document, dated as of May 14, 2021 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2021, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2021.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

Date: March 25, 2022