Form 10-K
period 2023-12-31
BA Credit Card Trust
filed 2024-03-22
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of theExchangeAct.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not applicable]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

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

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 1C:	Cybersecurity.
Item 2:	Properties.
Item 3:	Legal Proceedings.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 4.	Mine Safety Disclosures.

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

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  BAC’s additional contribution is not material to BAC.  The District Court approved that settlement with the putative Rule 23(b)(3) damages class on December 13, 2019, but that approval was appealed.  On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s approval of that settlement, but certain objectors have filed a petition for rehearing of that appeal.

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

4.13.2
Class A(2021-1) Terms Document, dated as of May 14, 2021 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2021, which is incorporated herein by reference).

4.13.3
Class A(2022-1) Terms Document, dated as of June 16, 2022 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2022, which is incorporated herein by reference).

4.13.4
Class A(2022-2) Terms Document, dated as of November 23, 2022 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 23, 2022, which is incorporated herein by reference).

4.13.5
Class A(2023-1) Terms Document, dated as of June 16, 2023 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2023, which is incorporated herein by reference).

4.13.6
Class A(2023-2) Terms Document, dated as of December 14, 2023 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2023, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2023.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

Date: March 22, 2024