Form 10-K
period 2024-12-31
BA Credit Card Trust
filed 2025-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___________ to ___________

Commission File Number of issuing entity: 333-50316-02 Central Index Key Number of issuing entity: 0001128250 BA CREDIT CARD TRUST*	Commission File Number of issuing entity: 000-20949 Central Index Key Number of issuing entity: 0000936988 BA MASTER CREDIT CARD TRUST II
(Exact name of issuing entity as specified in its charter) (Issuer of the Notes)	(Exact name of issuing entity as specified in its charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-136122
Central Index Key Number of depositor: 0001370238
BA CREDIT CARD FUNDING, LLC
(Exact name of depositor as specified in its charter)

Central Index Key Number of sponsor: 0001102113
BANK OF AMERICA, NATIONAL ASSOCIATION
(Exact name of sponsor as specified in its charter)

Delaware	Delaware
(State or other jurisdiction of incorporation or organization of the issuing entity)	(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o BA Credit Card Funding, LLC 1000 Samoset Drive DE5-021-02-11 Newark, DE 19713	c/o BA Credit Card Funding, LLC 1000 Samoset Drive DE5-021-02-11 Newark, DE 19713
(Address of principal executive offices of issuing entity)	(Address of principal executive offices of issuing entity)

(980) 683-4915	(980) 683-4915
(Telephone number, including area code)	(Telephone number, including area code)

N/A	N/A
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  The District Court approved that settlement with the putative Rule 23(b)(3) damages class on December 13, 2019, but that approval was appealed.  On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s approval of that settlement, but certain objectors have filed a petition for rehearing of that appeal. On March 26, 2024, Visa and Mastercard announced a settlement covering the injunctive relief component of the class action litigation, which must be approved by the District Court before it becomes final.  Plaintiffs filed a motion for preliminary approval of the settlement on March 26, 2024. On June 25, 2024, the Court denied the Motion for Preliminary Approval of the injunctive relief settlement.

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

Noncompliance:  The Bank of New York Mellon indicates that during the reporting period, a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) with respect to remittances as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements.  More specifically, The Bank of New York indicates that the first distribution for the Consumers 2023 Securitization Funding LLC transaction due on September 3, 2024 ($82,421,673.75) was remitted one day late.

Remediation:  The Bank of New York Mellon indicates that it has implemented a daily report, which is distributed daily to its management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments.  Additionally, The Bank of New York Mellon indicates that programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.

The Bank of New York Mellon indicates that none of the identified instances of noncompliance involved the servicing of pool assets held by either BA Credit Card Trust or by BA Master Credit Card Trust II.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

BANA has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of BA Master Credit Card Trust II and BA Credit Card Trust.  BANA has provided a statement of compliance with the related servicing agreement (the “Compliance Statement”), signed by an authorized officer of BANA.  The Compliance Statement is attached as an exhibit to this Form 10-K.

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

3.2	Certificate of Formation of BA Credit Card Funding, LLC (included as Exhibit 3.2 to the registrant’s Amendment No. 1 to Registration Statement on Form SF-3 filed with the Securities and Exchange Commission on March 13, 2025, which is incorporated herein by reference).

4.1
Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 17, 2015 (included as Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.2
First Amendment to Fourth Amended and Restated Pooling and Servicing Agreement, dated as of December 9, 2016 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 9, 2016, which is incorporated herein by reference).

4.3
Fifth Amended and Restated Series 2001-D Supplement to Fourth Amended and Restated Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of December 17, 2015 (included as Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.4
Fourth Amended and Restated Trust Agreement of the BA Credit Card Trust, dated as of October 1, 2014 (included as Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

4.5
First Amendment to Fourth Amended and Restated Trust Agreement, dated as of December 17, 2015 (included as Exhibit 4.6 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.6
Fourth Amended and Restated Indenture, dated as of December 17, 2015 (included as Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.7
Third Amended and Restated BAseries Indenture Supplement, dated as of December 17, 2015 (included as Exhibit 4.5 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.8
Asset Representations Review Agreement, dated as of December 17, 2015 (included as Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

4.9
First Amendment to Asset Representations Review Agreement, dated as of May 25, 2016 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 25, 2016, which is incorporated herein by reference).

4.10
Dispute Resolution Agreement, dated as of December 17, 2015 (included as Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 18, 2015, which is incorporated herein by reference).

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

4.13.1
Class A(2021-1) Terms Document, dated as of May 14, 2021 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2021, which is incorporated herein by reference).

4.13.2
Class A(2022-1) Terms Document, dated as of June 16, 2022 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2022, which is incorporated herein by reference).

4.13.3
Class A(2022-2) Terms Document, dated as of November 23, 2022 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 23, 2022, which is incorporated herein by reference).

4.13.4
Class A(2023-1) Terms Document, dated as of June 16, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2023, which is incorporated herein by reference).

4.13.5
Class A(2023-2) Terms Document, dated as of December 14, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2023, which is incorporated herein by reference).

4.13.6
Class A(2024-1) Terms Document, dated as of June 13, 2024 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2024, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2024.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

99.1
Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of October 1, 2014, between Bank of America, National Association and BA Credit Card Funding, LLC (included as Exhibit 4.8 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2014, which is incorporated herein by reference).

99.2
First Amendment to Amended and Restated Defaulted Receivables Supplemental Servicing Agreement, dated as of July 8, 2015, between Bank of America, National Association and BA Credit Card Funding, LLC (included as Exhibit 4.4 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2015, which is incorporated herein by reference).

99.3	Delegation of Servicing Activities Agreement (included in Exhibit 99.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 12, 2015, which is incorporated herein by reference).

(c)	Not Applicable.

Item 16.	Form 10-K Summary.

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

Date: March 25, 2025