Form 10-K
period 2025-12-31
BA Credit Card Trust
filed 2026-03-25
CIK 1128250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected.  In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement.  The District Court approved that settlement with the putative Rule 23(b)(3) damages class on December 13, 2019, but that approval was appealed.  On March 15, 2023, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s approval of that settlement. On March 26, 2024, Visa and Mastercard announced a settlement covering the injunctive relief component of the class action litigation, which must be approved by the District Court before it becomes final.  Plaintiffs filed a motion for preliminary approval of the settlement on March 26, 2024. On June 25, 2024, the Court denied the Motion for Preliminary Approval of the injunctive relief settlement. On November 10, 2025, plaintiffs filed a Motion for Preliminary Approval of a new injunctive relief settlement.
In addition, a number of individual merchant actions continue against the defendants, including one against BAC.  As a result of various loss-sharing agreements, however, BAC remains liable for a portion of any settlement or judgment in individual actions where it is not named as a defendant.

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

4.13.2
Class A(2022-2) Terms Document, dated as of November 23, 2022 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 23, 2022, which is incorporated herein by reference).

4.13.3
Class A(2023-1) Terms Document, dated as of June 16, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 16, 2023, which is incorporated herein by reference).

4.13.4
Class A(2023-2) Terms Document, dated as of December 14, 2023 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 14, 2023, which is incorporated herein by reference).

4.13.5
Class A(2024-1) Terms Document, dated as of June 13, 2024 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 13, 2024, which is incorporated herein by reference).

4.13.6
Class A(2025-1) Terms Document, dated as of June 12, 2025 (included as Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 12, 2025, which is incorporated herein by reference).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Servicing Criteria for Bank of America, National Association and its affiliated servicing participants.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon as of, and for the twelve months ended, December 31, 2025.

34.1	Attestation Report of PricewaterhouseCoopers LLP on Assessment of Compliance with Servicing Criteria relating to Bank of America, National Association and its affiliated servicing participants.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon filed as Exhibit 33.2.

35.1	Servicer Compliance Statement of Bank of America, National Association.

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

Date: March 25, 2026